Form 10-Q
period 1995-03-31
CEM CORP
filed 1995-05-08
CIK 793933

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM       TO
                                                          ------   ------

Commission File Number: 0-15383


                                CEM CORPORATION
- - -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


     North Carolina                                    56-1019741
- - ------------------------                  -------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)


   3100 Smith Farm Road, Matthews, NC                                28105
- - ----------------------------------------                        ---------------
(Address of principal executive offices)                           (Zip Code)


              Post Office Box 200, Matthews, North Carolina 28106
- - -------------------------------------------------------------------------------
                (Mailing address of principal executive offices)


                                (704) 821-7015
- - -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   X      No
                                                         -----       -----

3,606,261 shares of the issuer's $.05 par value common stock, its only class of common stock, were outstanding as of April 27, 1995.

PART I. FINANCIAL INFORMATION


QUARTERLY REPORT ON FORM 10-Q
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 1995
CEM Corporation
Matthews, North Carolina


The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report for the fiscal year ended June 30, 1994.

                                CEM CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1995 AND JUNE 30, 1994
                                  (UNAUDITED)



                                                            March 31                June 30
ASSETS                                                    -----------             -----------
CURRENT ASSETS:
   Cash and cash equivalents...................           $ 2,049,000             $ 2,502,000
   Short-term investments......................             3,000,000               3,500,000
   Accounts receivable.........................             6,525,000               6,110,000
   Inventories.................................             5,075,000               4,045,000
   Deferred taxes and other....................               773,000                 629,000
                                                          -----------             -----------
      Total current assets.....................            17,422,000              16,786,000

LONG-TERM INVESTMENTS..........................             2,034,000                       0

PROPERTY, PLANT AND EQUIPMENT, NET.............             5,897,000               5,733,000

OTHER ASSETS...................................               268,000                 247,000
                                                          -----------             -----------
                                                          $25,621,000             $22,766,000
                                                          ===========             ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses.......           $ 2,467,000             $ 2,610,000
   Notes payable and current
      maturities of long-term debt.............               230,000                       0
   Income taxes payable........................               766,000                 229,000
   Deferred income.............................             1,054,000               1,055,000
                                                          -----------             -----------
      Total current liabilities................             4,517,000               3,894,000

LONG-TERM DEBT, NET OF CURRENT MATURITIES......             1,582,000                 132,000

DEFERRED TAXES.................................                26,000                 119,000

SHAREHOLDERS' EQUITY...........................            19,496,000              18,621,000
                                                          -----------             -----------
                                                          $25,621,000             $22,766,000
                                                          ===========             ===========



See accompanying notes to condensed consolidated financial statements.

                                CEM CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)



                                                              1995                    1994
                                                           -----------             -----------
Net sales......................................            $ 7,882,000             $ 6,857,000
Cost of goods sold.............................              3,351,000               2,872,000
                                                           -----------             -----------
   Gross profit................................              4,531,000               3,985,000

Selling, general and administrative expenses...              2,757,000               2,421,000
Research and development expenses..............                763,000                 665,000
                                                           -----------             -----------
   Income from operations......................              1,011,000                 899,000

Investment income..............................                 71,000                  71,000
Other income (expense), net....................                 36,000                 (72,000)
                                                           -----------             -----------
   Income before income taxes..................              1,118,000                 898,000

Provision for income taxes.....................                414,000                 269,000
                                                           -----------             -----------
   Net income..................................            $   704,000             $   629,000
                                                           ===========             ===========

Net income per common and common
   equivalent share............................            $       .19             $       .16
                                                           ===========             ===========

Weighted average common and common equivalent
   shares outstanding..........................              3,719,000               4,000,000
                                                           ===========             ===========



See accompanying notes to condensed consolidated financial statements.

                                CEM CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)



                                                              1995                    1994
                                                          -----------             -----------
Net sales......................................           $23,360,000             $21,360,000
Cost of goods sold.............................             9,839,000               8,927,000
                                                          -----------             -----------
   Gross profit................................            13,521,000              12,433,000

Selling, general and administrative expenses...             8,333,000               7,644,000
Research and development expenses..............             1,971,000               1,989,000
                                                          -----------             -----------
   Income from operations......................             3,217,000               2,800,000

Investment income..............................               170,000                 164,000
Other income (expense), net....................                45,000                 (90,000)
                                                          -----------             -----------
   Income before income taxes..................             3,432,000               2,874,000

Provision for income taxes.....................             1,223,000                 926,000
                                                          -----------             -----------
   Net income..................................           $ 2,209,000             $ 1,948,000
                                                          ===========             ===========

Net income per common and common
   equivalent share............................           $       .59             $       .48
                                                          ===========             ===========

Weighted average common and common equivalent
   shares outstanding..........................             3,740,000               4,027,000
                                                          ===========             ===========



See accompanying notes to condensed consolidated financial statements.

                                CEM CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND 1994
                                  (UNAUDITED)


                                                                                               1995                   1994
                                                                                           -----------             -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES......                                            $ 1,826,000             $ 2,232,000
                                                                                           -----------             -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of short-term investments..............                                              3,000,000               4,100,000
   Purchase of short-term investments..........                                             (2,502,000)             (6,001,000)
   Purchase of long-term investments...........                                             (2,034,000)                      0
   Capital expenditures, net...................                                               (715,000)               (465,000)
                                                                                           -----------             -----------
      Net cash used in investing activities....                                             (2,251,000)             (2,366,000)
                                                                                           -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from short-term notes payable......                                                196,000                       0
   Proceeds from long-term borrowings..........                                              1,305,000                       0
   Principal payments on long-term debt........                                                (11,000)               (125,000)
   Proceeds from issuance of common stock......                                                331,000                 512,000
   Repurchase of common stock..................                                             (1,868,000)             (3,452,000)
                                                                                           -----------             -----------
      Net cash used in financing activities....                                                (47,000)             (3,065,000)
                                                                                           -----------             -----------

EFFECTS OF EXCHANGE RATES ON CASH..............                                                 19,000                 (10,000)
                                                                                           -----------             -----------

Net decrease in cash and cash equivalents......                                               (453,000)             (3,209,000)
Cash and cash equivalents at beginning
   of period...................................                                              2,502,000               4,758,000
                                                                                           -----------             -----------

Cash and cash equivalents at end of period.....                                            $ 2,049,000             $ 1,549,000
                                                                                           ===========             ===========




See accompanying notes to condensed consolidated financial statements.

                                CEM CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.


2. INVENTORIES

The components of inventories at current cost at March 31, 1995 and June 30, 1994 are as follows:

                                                           March 31                 June 30
                                                          -----------             -----------
Parts and raw materials........................           $ 2,665,000             $ 2,319,000
Work-in-process and finished goods.............             2,410,000               1,726,000
                                                          -----------             -----------
                                                          $ 5,075,000             $ 4,045,000
                                                          ===========             ===========

3. NET INCOME PER SHARE

The computation of net income per common share is based on the weighted average number of common shares outstanding for each period after adding dilutive common stock equivalents. Common stock equivalents consist of dilutive stock options using the treasury stock method. Fully diluted net income per share is not presented because it approximates net income per common share.


4. SHORT-TERM INVESTMENTS

At March 31, 1995, the Company's portfolio of short-term investments consisted of $2,000,000 in available-for-sale securities and $1,000,000 in held-to-maturity securities. During the current periods, realized and unrealized gains and losses were not material.


5. LONG-TERM INVESTMENTS

At March 31, 1995, the Company's portfolio of long-term investments consisted of a $2,034,000 held-to-maturity security which is pledged as described in
Note 6.


6. FINANCING ARRANGEMENTS

During the quarter, the Company issued a foreign denominated short-term note for $218,000 carrying interest at 8.5%.

On March 21, 1995, the Company entered into a foreign denominated 5 year term note for $1,454,000 carrying a fixed interest rate of 9.25% and requiring a balloon principal payment upon maturity. The note is collateralized by a $2,034,000 5 year fixed investment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following table sets forth, for the three-month periods indicated, the percentages which certain components of the condensed consolidated statements of income bear to net sales and the percentage of change of such components from the same period of the prior year.


                                                                  Three Months Ended
                                                       ------------------------------------------
                                                         3/31/95          3/31/94       % Change
                                                       -----------      -----------    ----------
Net sales....................................            100.0%           100.0%         15.0%
Cost of goods sold...........................             42.5             41.9          16.7
                                                         -----            -----
   GROSS PROFIT..............................             57.5             58.1          13.7

Selling, general and administrative expenses.             35.0             35.3          13.9
Research and development expenses............              9.7              9.7          14.7
                                                         -----            -----
   INCOME FROM OPERATIONS....................             12.8             13.1          12.5

Investment earnings..........................              0.9              1.0           0.0
Other income (expense), net..................              0.5             (1.0)           nm
                                                         -----            -----
   INCOME BEFORE INCOME TAXES................             14.2             13.1          24.5

Provision for income taxes...................              5.3              3.9          53.9
                                                         -----            -----
   NET INCOME................................              8.9%             9.2%         11.9
                                                         =====            =====


The following table sets forth, for the nine-month periods indicated, the percentages which certain components of the condensed consolidated statements of income bear to net sales and the percentage of change of such components from the same period of the prior year.


                                                                    Nine Months Ended
                                                        ------------------------------------------
                                                         3/31/95         3/31/94        % Change
                                                        ---------     -------------   ------------
Net sales....................................           100.0%           100.0%            9.4%
Cost of goods sold...........................            42.1             41.8            10.2
                                                        -----            -----
   GROSS PROFIT..............................            57.9             58.2             8.8

Selling, general and administrative expenses.            35.7             35.8             9.0
Research and development expenses............             8.4              9.3            (0.9)
                                                        -----            -----
   INCOME FROM OPERATIONS....................            13.8             13.1            14.9

Investment earnings..........................             0.7              0.7             3.7
Other income (expense), net..................             0.2             (0.4)             nm
                                                        -----            -----
   INCOME BEFORE INCOME TAXES................            14.7             13.4            19.4

Provision for income taxes...................             5.2              4.3            32.1
                                                        -----            -----
   NET INCOME................................             9.5%             9.1%           13.4
                                                        =====            =====


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1995:

Sales growth primarily resulted from increased unit sales of the Company's microwave extraction, digestion and moisture systems. Higher demand for digestion vessels also contributed to sales growth. Foreign sales increased as a percentage of total sales from 36% to 44% as a result of stronger economies in Europe, Asia and certain regions of South America. The successful introduction of the MES-1000 (TM) Microwave Extraction System has further stimulated incoming orders from international accounts. Although the advantages of this new system have also led to considerable interest from U.S.-based customers, the one to three year delay in obtaining formal EPA approval for its use in environmental applications will limit initial sales. U.S. sales were relatively flat as compared to the prior period resulting primarily from the soft environmental laboratory market in which the Company sells its digestion system. Currently, there are no signs of recovery in the U.S. environmental market. The Company's export sales, other than those to its foreign subsidiaries, are denominated in U.S. dollars.

Gross profit margins declined slightly mainly due to higher export sales which generally have lower margins than domestic and foreign subsidiaries' sales.

As planned, selling, general and administrative expenses increased as a result of investments in key personnel to position the Company for future revenue growth and the continued promotion of the MES-1000 (TM), but declined as a percentage of sales due to the Company's continued efforts to control costs. Research and development expenses increased as the Company continued its commitment to product development and enhancements. The Company expects these expenses to remain between 8% and 10% of net sales for the foreseeable future.

In March 1995, the Company replaced an intercompany note receivable with a third-party bank loan, denominated in German marks. The change in other income (expense) is a result of the small foreign exchange gain from this transaction and a non-recurring patent royalties settlement in 1994.

The effective tax rate increased to 37% from 30% as the prior year included a higher utilization of loss carry-forwards incurred from the start-up of foreign subsidiaries.


RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 1995:

Year-to-date sales growth resulted primarily from increased unit sales of the Company's microwave extraction systems, increased digestion vessel volume and higher prices on the fat analysis system. Foreign sales for the nine months increased as a percentage of total sales from 37% to 42% for the reasons cited above.

Gross profit margins, operating expenses, other income and the effective tax rate were affected by the same general factors as for the quarter.

LIQUIDITY AND CAPITAL RESOURCES:


At March 31, 1995, the Company had cash and short-term investments of approximately $5.0 million and long-term investments of $2.0 million as compared to $6.0 million and $0, respectively, at June 30, 1994. The primary reason for the shift from short-term investments to long-term investments from June 30, 1994 is the conversion of an intercompany note receivable to a third party bank loan of $1.5 million, denominated in German marks. The loan proceeds and an additional $0.5 million of available cash were used to acquire a long-term investment which was pledged to secure the loan. While the loan and the corresponding long-term investment are now reflected on our balance sheet, this transaction resulted in a small gain and eliminated CEM's exposure to future currency fluctuations on the intercompany note receivable.

During the nine months ended March 31, 1995, the Company used approximately $1.9 million to acquire 158,000 shares of the Company's common stock under the stock repurchase program. As of March 31, 1995, an additional $2.4 million remains authorized to repurchase the Company's common stock.

Cash provided by operating activities declined from the prior year primarily as a result of higher inventory requirements. Inventory increased in connection with the introduction of new products.

Management believes that working capital needs, planned capital expenditures and stock repurchase program requirements can be met with cash on hand and cash generated from operations. The Company has never paid, and does not anticipate paying, cash dividends in the foreseeable future.


PART II. OTHER INFORMATION


ITEMS 1, 2, 3, 4 and 5 are not applicable and are omitted.


ITEM 6.   Exhibits and Reports on Form 8-K

           (a) Exhibits:

               11 Statement of Computation of Earnings per Share
               27 Financial Data Schedule (filed in electronic format only)
                  This schedule shall not be deemed filed for purposes of
                  Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.


           (b) Reports on Form 8-K:

               No Reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                CEM CORPORATION
                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 1, 1995                                CEM CORPORATION

                                                 BY: /s/ Richard N. Decker
                                                     ----------------------
                                                 Richard N. Decker
                                                 Secretary, Treasurer and
                                                    Chief Financial Officer

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   EXHIBITS

                                   ITEM 6(A)

                         Quarterly Report on Form 10-Q


For the quarter ended March 31, 1995        Commission File Number: 0-15383


                                CEM CORPORATION
                                 EXHIBIT INDEX


Exhibit Number:   Exhibit Description
- - ---------------   ---------------------------------------------------------
      11          Computation of Earnings per Share
      27          Financial Data Schedule (filed in electronic format only)