Form 10-K405
period 1995-06-30
CEM CORP
filed 1995-09-22
CIK 793933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


[  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 1995

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from         to
                              ---------   ---------

Commission file number 0-15383

                               CEM CORPORATION
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)

         North Carolina                                  56-1019741
    ------------------------                ------------------------------------
    (State of Incorporation)                (I.R.S. Employer Identification No.)

                  3100 Smith Farm Road, Matthews, NC 28105
--------------------------------------------------------------------------------
                  (Address of principal executive offices)

             Post Office Box 200, Matthews, North Carolina 28106
--------------------------------------------------------------------------------
              (Mailing address of principal executive offices)

Registrant's telephone number, including area code:  (704) 821-7015

Securities Registered Pursuant to Section 12(b) of the Act: NONE Securities Registered Pursuant to Section 12(g) of the Act: $.05 par value
                                                           ----------------
                                                             Common Stock
                                                           ----------------
                                                           (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of shares of the Registrant's $.05 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of September 15, 1995, was $41,789,037. The number of issued and outstanding shares of the Registrant's $.05 par value Common Stock, its only outstanding class of Common Stock, as of September 15, 1995 was 3,619,165 shares.

Portions of the CEM Corporation Annual Report to Shareholders for the fiscal year ended June 30, 1995 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held November 8, 1995 are incorporated by reference into Part III.

                                     PART I

ITEM 1 - BUSINESS

General

    The Registrant engages in one line of business, the development, manufacture, sale and service of microwave-based instrumentation for testing, analysis and process control in analytical laboratory and industrial markets. These sample preparation products provide advantages of speed and simplicity compared to traditional methods of testing and analysis. The Registrant's products are used in the general analytical laboratory market and in many manufacturing and processing industries, including chemical and food processing. A significant amount of the Registrant's sales consists of consumable supplies, parts and service for its instrumentation. The Registrant was organized as a North Carolina corporation in 1971.


Products

    Microwave Digestion System. The Microwave Digestion System and related accessories accounted for approximately 35%, 35%, and 39% of the Registrant's consolidated sales in 1995, 1994, and 1993, respectively. This product is a microwave heating system designed especially for use in the digestion of samples for laboratory analysis. It performs a rapid dissolution of samples in acid in a closed vessel system and is sold to the analytical laboratory market.

    Moisture/Solids Analyzer. The Moisture/Solids Analyzer accounted for approximately 22%, 23%, and 24% of the Registrant's consolidated sales in 1995, 1994, and 1993, respectively. This product performs percent moisture or percent solids measurement in process control monitoring, quality control and product development in a variety of industries, including chemical processing, pharmaceuticals, food and dairy products, tobacco, textiles, paint and coatings, pulp and paper, water and wastewater treatment.

    Fat Analyzer System. The Registrant manufactures an automatic extraction unit which is used in conjunction with the Moisture/Solids Analyzer to form the Fat Analyzer System. This product measures the fat content of a variety of samples and is sold primarily to meat processing and other food industries. In fiscal 1995, a redesigned Fat Analyzer System replaced the existing product.

    Microwave Extraction System. The Microwave Extraction System uses microwave energy to rapidly heat solvents to high temperatures. These elevated temperatures reduce the time necessary to extract organic compounds from solid matrices. This product uses a unique temperature control system and multiple safety devices to insure both rapid and safe sample preparation. This product is a cost effective alternative to traditional solvent extraction due to its high recoveries and significantly reduced solvent usage. The Microwave Extraction System is marketed under the trade name, MES 1000. Sales of the MES 1000 will be limited in the United States until the U.S. Environmental Protection Agency approves the use of microwave-based instruments as an alternative method for extraction.

    Microwave Ashing System. The Microwave Ashing System uses microwave energy to rapidly oxidize a sample to determine the ash (metal oxide) content. This product is primarily sold to the analytical laboratory market and petrochemical industry. In fiscal 1995, an enhanced Microwave Ashing System was introduced.

    SpectroPrep System. The SpectroPrep System is a fully automated microwave heating system using a continuous flow-through process to digest samples for laboratory analysis. Initial uses of the system include environmental, chemical and agricultural applications.

Marketing and Sales

    The Registrant's marketing and sales strategy is based on identifying applications for its products and providing its customers with prompt and effective technical and applications support.

    The Registrant's marketing strategy utilizes telemarketing, direct mail, trade show demonstrations, articles, studies and trade journal advertising, product releases, seminars and extensive use of the Registrant's applications laboratory to develop specific testing applications for potential and existing customers.

    Sales in the U.S. are generated by full-time sales personnel through sales and service locations throughout the country. Sales are conducted through direct selling efforts including on-site demonstrations. Sales and service representatives provide installation and training of production and laboratory personnel. Sales representatives are paid a base salary, commissions and/or other incentive compensation.

    The Registrant's applications laboratory provides technical assistance to customers and potential customers in developing new and improved applications and related procedures. The applications laboratory performs tests in its facility in North Carolina and provides the results to customers.

    The Registrant's foreign sales are conducted through independent dealers throughout the world and the Registrant's subsidiaries in England, Germany and Italy. Foreign sales are primarily to customers in Europe, the Far East and Latin America. Foreign sales accounted for 42%, 38%, and 39% of net sales in fiscal 1995, 1994 and 1993, respectively.


Research and Development

    The Registrant invests heavily in the research and development of potential new products, product improvements and enhancements, and applications research for existing products. For fiscal 1995, 1994, and 1993, research and development expense was $2,605,000, $2,641,000, and $2,667,000, respectively.


Product Protection

    The Registrant relies upon its proprietary technology, continuing research and development and customer service support to maintain and enhance its competitive position. Important features of certain of the Registrant's products are protected by issued patents or pending patent applications.


Manufacturing

    The Registrant's manufacturing operations are carried out at its headquarters in Matthews, North Carolina and consist mostly of the assembly and testing of mechanical and electronic components purchased from others.

    Certain components are currently purchased from single source suppliers. An interruption of one of these sources could result in delays in the Registrant's production while the Registrant developed an alternative supplier and could result in a loss of sales and income. There are other single source components for which the Registrant has determined that other sources are readily available.

    The Registrant has experienced no significant production delays because of a supplier's inability to ship an acceptable component. The Registrant stocks what it believes is an adequate supply of all components and materials based upon delivery lead times and orders currently in hand.

Environmental Regulations

    Compliance with federal, state and local provisions relating to protection of the environment has not had, and is not expected to have, any material adverse effects upon the production, capital expenditures, earnings or competitive position of the Registrant and its subsidiaries.


Employees

    At June 30, 1995, the Registrant employed 187 persons. None of the Registrant's employees are covered by a collective bargaining agreement.


Backlog

    The Registrant does not have a significant backlog of orders, as it normally ships its products within a short time after it receives orders.


Competition

    The Registrant experiences direct competition in both foreign and U.S. markets from companies using microwave technology, traditional methods of heating and drying and other technologies.

    There are a number of methods for performing acid digestions, the most common of which is the traditional "open vessel on a hot plate" method. There are three other primary manufacturers of closed vessel microwave digestion systems similar in nature to the Registrant's product. Also competing with the Microwave Digestion System are other advanced methods utilizing higher pressure and temperature including steel jacketed digestion vessels for use in conventional ovens and high pressure wet ashers.

    There are a number of other methods for testing the moisture or solids content of various liquids and solids. In most instances, the equipment and instruments, which consist typically of simple heating and drying units and measurement techniques, are less expensive than the Moisture/Solids Analyzer produced by the Registrant. In addition, infrared moisture analyzers, radio frequency energy absorption techniques and the Karl Fischer titration method, a wet chemical procedure, have been developed. These systems compete directly with the Registrant's instrumentation in certain markets. Although there is one manufacturer of a microwave moisture system similar in nature to the Registrant's Moisture/Solids Analyzer, the Registrant does not believe there have been significant sales of this competitive product to date.

    There are a number of methods for performing extractions, the most common of which are the traditional Soxhlet and sonication methods. Also competing with the Registrant's Microwave Extraction System are other advanced methods such as Supercritical Fluid Extraction and Accelerated Solvent Extraction.

    The traditional method of ashing is with a resistance heat furnace. There are a number of manufacturers of laboratory furnaces used for ashing. Although these products are typically less expensive than the Microwave Ashing System sold by the Registrant, the Registrant's product offers advantages in both speed and process control.

    Typically the Registrant's selling prices are higher than those of most of its competitors. The Registrant competes primarily upon the speed, ease of use, applications support and long-term cost savings to the users.

International Operations and Sales

    Information about the Registrant's international operations and sales is incorporated by reference to footnotes 1 and 7 of the financial statements contained in the Registrant's 1995 Annual Report to Shareholders.


ITEM 2 - PROPERTIES

    The Registrant's headquarters, research and manufacturing operations are located in an 82,000 square foot building on an eight and three-fourths acre tract of land owned by the Registrant near Charlotte, North Carolina. The Registrant also owns a 5,000 square foot office and warehouse facility in England, owns a 5,200 square foot office and warehouse in Germany and leases a 1,500 square foot office in Italy. The facility in Germany is subject to a mortgage which had a balance of $142,000 at June 30, 1995. Management believes these facilities are adequate to serve existing markets for the next several years.


ITEM 3 - LEGAL PROCEEDINGS

    The Registrant is not a party to any material legal proceedings other than routine litigation incidental to the business of the Registrant.


ITEM 4 is inapplicable and has been omitted.



                                    PART II

ITEMS 5-7 are incorporated herein by reference to the inside front cover, pages 6-7, page 17 and items captioned "1995 Financial Highlights," "Management's Discussion and Analysis" and Footnote 10 "Quarterly Information (Unaudited)" of the Registrant's 1995 Annual Report to Shareholders.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements, notes to the financial statements and quarterly supplemental financial data of the Registrant appearing on pages 8-17 of the Registrant's 1995 Annual Report to Shareholders are hereby incorporated by reference.


ITEM 9 is inapplicable and has been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of CEM Corporation:


    We have audited the consolidated financial statements of CEM Corporation and Subsidiaries as of June 30, 1995 and 1994, and for each of the three years in the period ended June 30, 1995, which financial statements are included on pages 8 through 17 of the 1995 Annual Report to Shareholders of CEM Corporation and incorporated by reference herein. We have also audited the financial statement schedule listed in the index on page 9 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

    We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CEM Corporation and Subsidiaries as of June 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.


Charlotte, North Carolina
July 24, 1995

                                    PART III


Separate Item - Executive Officers of the Registrant

    Information as to the chief executive officer of the Registrant is incorporated herein by reference to the section captioned "Election of Directors" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held November 8, 1995. The following information is provided as to the executive officers of the Registrant who are not directors:



         Name                              Age                  Background
         ----                              ---                  ----------
Richard N. Decker                          46                   Secretary, Treasurer and Chief Financial
                                                                Officer since February 1993; Vice
                                                                President-Finance of the Water and Gas
                                                                Meter Division of Schlumberger Limited
                                                                Corporation 1982-1993.

James A. Prendergast                       54                   Vice President - Sales and Service since
                                                                1995; Vice President - Marketing and Sales
                                                                1991-1995; Vice President-Waters Division of Millipore,
                                                                Inc. 1988-1991.

Dr. Brian W. Renoe                         49                   Vice President - Technology since July
                                                                1993; Director of Technology 1992-1993;
                                                                Director of Instrument Products of the
                                                                Hamilton Company 1990-1992.

    All of the Registrant's executive officers were appointed to their current positions at the Annual Meeting of the Board of Directors held on November 10, 1994. All of the Registrant's executive officers' terms of office extend until the next Annual Meeting of the Board of Directors and until their successors are elected and qualified.


ITEMS 10 through 12 are incorporated herein by reference to the sections captioned "Principal Shareholders and Holdings of Management," "Election of Directors," "Executive Compensation," "Director Compensation" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held November 8, 1995.


ITEM 13 is inapplicable and has been omitted.

                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


 (a)(1) Financial Statements. See accompanying Index to Financial Statements.
    (2) Financial Statement Schedules. See accompanying Index to Financial Statements.
    (3) Exhibits.

             3.1          Restated Charter of the Registrant, as amended.(1)
             3.2          Bylaws of the Registrant.(1)
             10.1         CEM Corporation 1986 Nonqualified Stock Option Plan, as amended, incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-53694).
             10.2    *    CEM Corporation Employee Stock Purchase Plan, as amended, incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-80136).
             10.3    *    CEM Corporation 1987 Stock Option Plan, as amended.(1)
             10.4    *    CEM Corporation 1993 Management Equity Plan, incorporated herein by reference to the
                              Registrant's Registration Statement on Form S-8 (File No. 33-75368).
             10.5    *    CEM Corporation Management Incentive Compensation Plan.
             10.6         CEM Corporation 1993 Nonqualified Stock Option Plan for Non-Employee Directors, incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-
                              75366).
             11.          Computation of Earnings per Share.
             13.          The Registrant's 1995 Annual Report to Shareholders. This Annual Report to shareholders is furnished for the information of the Commission only and, except for the parts thereof incorporated in this report, is not deemed to be "filed" as part of this filing.
             21.          List of the Registrant's Subsidiaries.(1)
             23.          Consent of Independent Accountants.
             27.          Financial Data Schedule (filed in electronic format only). This schedule shall not be deemed
                              "filed" for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the
                              Securities Exchange Act of 1934 or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.
             99.          Revised Item 21 of Part II to the Registrant's registration statements on Form S-8
                              (Registration Numbers 33-11952 and 33-25739).(1)

         -------------------------

             *This exhibit is one of the Registrant's management contracts and compensatory plans and arrangements.

             (1)Incorporated herein by reference to the Registrant's Form 10-K for the year ended June 30, 1994.



(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                                                                             Reference (Page)
                                                                                     ----------------------------------
                                                                                                              Annual
                                                                                       Form 10-K             Report to
Item 14. (A) Index to Financial Statements and Schedules                             Annual Report         Shareholders
--------------------------------------------------------                             -------------         ------------
Data incorporated by reference from the attached
1995 Annual Report to Shareholders:

     Balance Sheets as of June 30, 1995 and 1994                                                                 8

     Statements of Income for the years ended
     June 30, 1995, 1994 and 1993                                                                                9

     Statements of Cash Flows for the years
     ended June 30, 1995, 1994 and 1993                                                                         10

     Statements of Shareholders' Equity for the                                                                 11
     years ended June 30, 1995, 1994 and 1993

     Notes to Financial Statements                                                                             12-17


Data submitted herewith:

     Report of Independent Accountants                                                     6

     Financial Statement Schedule:
          Schedule II - Valuation and Qualifying Accounts                                  11


With the exception of the consolidated financial statements listed in the above index, the information referred to in Items 5, 6, 7 and the supplementary quarterly information referred to in Item 8, all of which is included in the 1995 Annual Report to Shareholders of CEM Corporation and incorporated by reference into this Form 10-K Annual Report, the 1995 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CEM CORPORATION

                                        By: /s/ Michael J. Collins
                                            -----------------------------
                                            Michael J. Collins
Dated: September 22, 1995                   President and Chief Executive
                                            Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                              Capacity                                                  Date
--------------------------            -----------------------------                               ---------------------
/s/ Ronald A. Norelli                 Chairman of the Board                                       September 22, 1995
----------------------                        of Directors
Ronald A. Norelli

/s/ Michael J. Collins                President, Chief Executive                                  September 22, 1995
----------------------                   Officer and Director
Michael J. Collins                       (Principal Executive Officer)


/s/ Richard N. Decker                 Treasurer (Principal Financial                              September 22, 1995
----------------------                        and Accounting Officer)
Richard N. Decker

/s/ John L. Chanon                    Director                                                    September 22, 1995
----------------------
John L. Chanon

/s/ Francis H. Zenie                  Director                                                    September 22, 1995
----------------------
Francis H. Zenie

/s/ John D. Correnti                  Director                                                    September 22, 1995
----------------------
John D. Correnti


                                CEM CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993




                                                        Balance at        Charged to                         Balance at
                                                       beginning of        costs and                           end of
                              Description                 period           expenses          Deductions        period
                     -----------------------           ------------       -----------        ----------      ----------
Year ended           Accounts receivable,                $728,000           331,000          (307,000)        $752,000
June 30, 1995        inventory and warranty
                     reserves

Year ended           Accounts receivable,                $559,000           485,000          (316,000)        $728,000
June 30, 1994        inventory and warranty
                     reserves

Year ended           Accounts receivable,                $340,000           298,000          ( 79,000)        $559,000
June 30, 1993        inventory and warranty
                     reserves


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    EXHIBITS
                                 ITEM 14(a)(3)
                           ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended                                Commission File Number
-------------------------                                ----------------------
      June 30, 1995                                              0-15383
                               CEM CORPORATION
                                EXHIBIT INDEX


Exhbit No.            Exhibit Description
----------            -------------------
    3.1              Restated Charter of the Registrant, as amended.(1)

    3.2              Bylaws of the Registrant.(1)

    10.1             CEM Corporation 1986 Nonqualified Stock Option Plan, as amended, incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-53694).

    10.2             CEM Corporation Employee Stock Purchase Plan, as amended, incorporated herein by reference to the
                          Registrant's Registration Statement on Form S-8 (File No. 33-80136).

    10.3             CEM Corporation 1987 Stock Option Plan, as amended.(1)

    10.4             CEM Corporation 1993 Management Equity Plan, incorporated herein by reference to the Registrant's
                          Registration Statement on Form S-8 (File No. 33-75368).

    10.5             CEM Corporation Management Incentive Compensation Plan (page __ of the sequentially numbered pages).

    10.6             CEM Corporation 1993 Nonqualified Stock Option Plan for Non-Employee Directors, incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-75366).

    11.              Computation of Earnings per Share (page __ of the sequentially numbered pages).

    13.              The Registrant's 1995 Annual Report to Shareholders. This Annual Report to shareholders is furnished for the information of the Commission only and, except for the parts thereof incorporated in this report, is not deemed to be "filed" as part of this filing (page __ of the sequentially numbered pages).

    21.              List of the Registrant's Subsidiaries.(1)

    23.              Consent of Independent Accountants (page __ of the sequentially numbered pages).

         -------------------------

             (1)Incorporated herein by reference to the Registrant's Form 10-K for the year ended June 30, 1994.

                                CEM CORPORATION
                                 EXHIBIT INDEX
                                  (continued)


Exhbit No.            Exhibit Description
----------            -------------------
    27.              Financial Data Schedule (filed in electronic format only). This schedule shall not be deemed
                          "filed" for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the
                          Securities Exchange Act of 1934 or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.

    99.              Revised Item 21 of Part II to the Registrant's registration statements on Form S-8 (Registration
                          Numbers 33-11952 and 33-25739).(1)

         -------------------------

             (1)Incorporated herein by reference to the Registrant's Form 10-K for the year ended June 30, 1994.