Form 10-Q
period 1995-09-30
CEM CORP
filed 1995-11-07
CIK 793933

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                          ---------    --------

Commission File Number: 0-15383

                                CEM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     North Carolina                                       56-1019741
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

   3100 Smith Farm Road, Matthews, NC                                28105
----------------------------------------                        ----------------
(Address of principal executive offices)                           (Zip Code)

              Post Office Box 200, Matthews, North Carolina 28106
--------------------------------------------------------------------------------
                (Mailing address of principal executive offices)

                               (704) 821-7015
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

3,633,362 shares of the issuer's $.05 par value common stock, its only class of common stock, were outstanding as of October 31, 1995.

PART I. FINANCIAL INFORMATION

QUARTERLY REPORT ON FORM 10-Q
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 1995
CEM Corporation
Matthews, North Carolina

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

                                CEM CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30 AND JUNE 30, 1995
                                  (UNAUDITED)

                                                    September 30      June 30
                                                    ------------   -------------
ASSETS
Current Assets:

   Cash and cash equivalents ...................     $ 1,923,000     $ 2,078,000
   Short-term investments ......................       3,500,000       4,000,000
   Trade receivables ...........................       6,583,000       6,733,000
   Inventories .................................       5,368,000       4,997,000
   Deferred taxes and other ....................         653,000         658,000
                                                     -----------     -----------
      Total current assets .....................      18,027,000      18,466,000

Long-Term Investments ..........................       2,029,000       2,031,000

Property, Plant and Equipment, Net .............       5,903,000       5,868,000

Other Assets ...................................         355,000         288,000
                                                     -----------     -----------

                                                     $26,314,000     $26,653,000
                                                     ===========     ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses .......     $ 1,837,000     $ 2,788,000
   Deferred income .............................       1,109,000       1,099,000
   Income taxes payable ........................         579,000         532,000
                                                     -----------     -----------
      Total current liabilities ................       3,525,000       4,419,000

Long-Term Debt, Net of Current Maturities ......       1,524,000       1,578,000

Deferred Taxes .................................          96,000          64,000

Shareholders' Equity ...........................      21,169,000      20,592,000
                                                     -----------     -----------

                                                     $26,314,000     $26,653,000
                                                     ===========     ===========




See accompanying notes to condensed consolidated financial statements.

                                CEM CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                            1995                    1994
                                                        ------------            ------------
Net sales........................................       $  7,461,000            $  7,146,000
Cost of goods sold...............................          3,194,000               3,016,000
                                                        ------------            ------------
   Gross profit..................................          4,267,000               4,130,000

Selling, general and administrative expenses.....          2,658,000               2,641,000
Research and development expenses................            700,000                 618,000
                                                        ------------            ------------
   Income from operations........................            909,000                 871,000

Investment income................................            102,000                  55,000
Other income , net...............................             31,000                  13,000
                                                        ------------            ------------
   Income before income taxes....................          1,042,000                 939,000


Provision for income taxes.......................            365,000                 319,000
                                                        ------------            ------------
   Net income....................................       $    677,000            $    620,000
                                                        ============            ============

Net income per common and
   common equivalent share.......................       $        .18            $        .16
                                                        ============            ============

Weighted average common and
   common equivalent shares outstanding..........          3,748,000               3,777,000
                                                        ============            ============



See accompanying notes to condensed consolidated financial statements.

                                CEM CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                      1995           1994
                                                  ------------   ------------
Net cash provided by (used in)
   operating activities .......................   $  (164,000)   $   443,000
                                                  -----------    -----------

Cash flows from investing activities:
   Sale of available-for-sale investments .....       500,000      1,000,000
   Sale of held-to-maturity investments .......     1,000,000              0
   Purchase of available-for-sale investments..    (1,000,000)             0
   Purchase of held-to-maturity investments ...             0     (1,004,000)
   Capital expenditures, net ..................      (299,000)      (375,000)
                                                  -----------    -----------
      Net cash provided by (used in)
         investing activities .................       201,000       (379,000)
                                                  -----------    -----------

Cash flows from financing activities:
   Principal payments on long-term debt .......             0        (10,000)
   Proceeds from issuance of common stock .....       206,000         36,000
   Repurchase of common stock .................      (397,000)    (1,176,000)
                                                  -----------    -----------
      Net cash used in financing activities ...      (191,000)    (1,150,000)
                                                  -----------    -----------

Effects of exchange rates on cash .............        (1,000)         4,000
                                                  -----------    -----------

Net decrease in cash and cash equivalents .....      (155,000)    (1,082,000)
Cash and cash equivalents at
   beginning of period ........................     2,078,000      2,502,000
                                                  -----------    -----------

Cash and cash equivalents at end of period ....   $ 1,923,000    $ 1,420,000
                                                  ===========    ===========




See accompanying notes to condensed consolidated financial statements.

                                CEM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2.  INVENTORIES

The components of inventories at current cost at September 30 and June 30, 1995 are as follows:

                                                     September 30       June 30
                                                     ------------     ------------
Parts and raw materials..........................    $  2,980,000     $  2,559,000
Work-in-process and finished goods...............       2,388,000        2,438,000
                                                     ------------     ------------
                                                     $  5,368,000     $  4,997,000
                                                     ============     ============


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

                                                                    Three Months Ended
                                                      ------------------------------------------------
                                                        9/30/95          9/30/94          % Change
                                                      -------------    -------------    --------------
Net sales.......................................         100.0%           100.0%             4.4%
Cost of goods sold..............................          42.8             42.2              5.9
                                                         -----            -----
   GROSS PROFIT.................................          57.2             57.8              3.3

Selling, general and administrative expenses....          35.6             37.0              0.6
Research and development expenses...............           9.4              8.6             13.3
                                                         -----            -----
   Income from operations.......................          12.2             12.2              4.4

Investment income...............................           1.4              0.8             85.5
Other income, net...............................           0.4              0.2            138.5
                                                         -----            -----
   Income before income taxes...................          14.0             13.2             11.0

Provision for income taxes......................           4.9              4.5             14.4
                                                         -----            -----
   Net income...................................           9.1%             8.7%             9.2
                                                         =====            =====



RESULTS OF OPERATIONS

Sales growth primarily resulted from increased unit sales of the Company's microwave extraction system. The Company is continuing to pursue Environmental Protection Agency ("EPA") approval in the United States for this system's use in environmental applications. Higher international demand for digestion systems also contributed to sales growth. Foreign sales increased as a percentage of total sales from 38% to 46% due to a sluggish U.S. market and stronger economic conditions in Asia and Europe.

Gross profit margins declined slightly from the prior year as a result of the increase in foreign sales which generally have lower margins than U.S. sales.

Selling, general and administrative expenses remained flat and decreased as a percentage of sales due to the Company's efforts to control these costs. Research and development expenses increased as the Company continued its commitment to new product development and enhancements. The Company expects these expenses to remain between 8% and 10% of net sales for the foreseeable future.

The increase in investment income resulted from long-term investments that were not present in the prior year.

The Company's effective tax rate did not change significantly and approximated the federal statutory rate. Management does not expect the rate to change significantly in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 1995, the Company had cash and short-term investments of approximately $5.4 million as compared to $6.1 million at June 30, 1995. Long-term investments were unchanged at $2.0 million. The primary reasons for the decrease in cash and short-term investments were the stock repurchase program, lower accounts payable and accrued expenses and higher inventory requirements. The decline in accounts payable and accrued expenses reflects temporary timing differences while the increase in inventory is due to new products. These factors also caused the decline in cash provided by operating activities.

During the three months ended September 30, 1995, the Company used approximately $0.4 million to acquire 30,000 shares of the Company's common stock under the stock repurchase program. As of September 30, 1995, approximately $2.0 million remains authorized for the repurchase of the Company's common stock.

Management believes that working capital, planned capital expenditures, debt servicing and stock repurchases can be funded currently with cash on hand and cash generated from operations. The Company has never paid, and does not anticipate paying, cash dividends in the foreseeable future.


PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 and 5 are not applicable and are omitted.

ITEM 6.   Exhibits and Reports on Form 8-K

             (a) Exhibits:

                  (11) Statement of Computation of Earnings per Share
                  (27) Financial Data Schedule (filed in electronic format only)
                       This schedule shall not be deemed filed for purposes of
                       Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.

             (b) Reports on Form 8-K:

                    No Reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                CEM CORPORATION
                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 1995                                 CEM CORPORATION

                                                   BY: /s/ Richard N. Decker
                                                       -------------------------
                                                       Richard N. Decker
                                                       Secretary, Treasurer and
                                                       Chief Financial Officer

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    EXHIBITS

                                   ITEM 6(a)

                         Quarterly Report on Form 10-Q

For the quarter ended September 30, 1995        Commission File Number:  0-15383


                                CEM CORPORATION
                                 EXHIBIT INDEX

Exhibit Number:        Exhibit Description
---------------        -------------------

      11               Computation of Earnings per Share

      27               Financial Data Schedule (filed in electronic format only)