Form 10-Q
period 1995-12-31
CEM CORP
filed 1996-02-08
CIK 793933

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

                                     OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                          --------    ---------


Commission File Number: 0-15383


                                   CEM CORPORATION
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


     North Carolina                                      56-1019741
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


   3100 Smith Farm Road, Matthews, NC                                 28105
----------------------------------------                         -------------
(Address of principal executive offices)                            (Zip Code)


             Post Office Box 200, Matthews, North Carolina 28106
------------------------------------------------------------------------------
               (Mailing address of principal executive offices)


                                (704) 821-7015
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                      Yes  X      No
                                                          ---        ---

3,645,024 shares of the issuer's $.05 par value common stock, its only class of common stock, were outstanding as of January 31, 1996.

PART I. FINANCIAL INFORMATION


QUARTERLY REPORT ON FORM 10-Q
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended December 31, 1995
CEM Corporation
Matthews, North Carolina


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

                               CEM CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31 AND JUNE 30, 1995
                                 (UNAUDITED)


                                                                                              December 31               June 30
                                                                                              ------------            ------------
             ASSETS
             CURRENT ASSETS:
                Cash and cash equivalents.....................                                $  2,899,000            $  2,078,000
                Short-term available-for-sale investments.....                                   3,500,000               3,000,000
                Short-term held-to-maturity investments.......                                           0               1,000,000
                Trade receivables.............................                                   7,320,000               6,733,000
                Inventories...................................                                   5,059,000               4,997,000
                Deferred taxes and other......................                                     769,000                 658,000
                                                                                              ------------            ------------
                   Total current assets.......................                                  19,547,000              18,466,000

             LONG-TERM HELD-TO-MATURITY INVESTMENTS...........                                   2,027,000               2,031,000

             PROPERTY, PLANT AND EQUIPMENT, NET...............                                   5,716,000               5,868,000

             OTHER ASSETS.....................................                                     347,000                 288,000
                                                                                              ------------            ------------

                                                                                              $ 27,637,000            $ 26,653,000
                                                                                              ============            ============


             LIABILITIES AND SHAREHOLDERS' EQUITY

             CURRENT LIABILITIES:
                Accounts payable and accrued expenses.........                                $  2,150,000            $  2,788,000
                Deferred income...............................                                   1,075,000               1,099,000
                Income taxes payable..........................                                     411,000                 532,000
                                                                                              ------------            ------------
                   Total current liabilities..................                                   3,636,000               4,419,000

             LONG-TERM DEBT, NET OF CURRENT MATURITIES........                                   1,504,000               1,578,000

             DEFERRED TAXES...................................                                      91,000                  64,000

             SHAREHOLDERS' EQUITY.............................                                  22,406,000              20,592,000
                                                                                              ------------            ------------
                                                                                              $ 27,637,000            $ 26,653,000
                                                                                              ============            ============




See accompanying notes to condensed consolidated financial statements.

                               CEM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                 (UNAUDITED)


                                                                                                  1995                    1994
                                                                                              ------------            ------------
             Net sales........................................                                $  8,731,000            $  8,332,000
             Cost of goods sold...............................                                   3,490,000               3,472,000
                                                                                              ------------            ------------
                Gross profit..................................                                   5,241,000               4,860,000

             Selling, general and administrative expenses.....                                   3,085,000               2,935,000
             Research and development expenses................                                     687,000                 590,000
                                                                                              ------------            ------------
                Income from operations........................                                   1,469,000               1,335,000

             Investment income................................                                     111,000                  44,000
             Other income (expense), net......................                                     (39,000)                 (4,000)
                                                                                              ------------            ------------
                Income before income taxes....................                                   1,541,000               1,375,000

             Provision for income taxes.......................                                     540,000                 490,000
                                                                                              ------------            ------------
                Net income....................................                                $  1,001,000            $    885,000
                                                                                              ============            ============
             Net income per common and
                common equivalent share.......................                                $        .27            $        .24
                                                                                              ============            ============
             Weighted average common and
                common equivalent shares outstanding..........                                   3,741,000               3,734,000
                                                                                              ============            ============




See accompanying notes to condensed consolidated financial statements.

                               CEM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                 (UNAUDITED)


                                                                                                  1995                    1994
                                                                                              ------------            ------------
             Net sales........................................                                $ 16,192,000            $ 15,478,000
             Cost of goods sold...............................                                   6,684,000               6,488,000
                                                                                              ------------            ------------
                Gross profit..................................                                   9,508,000               8,990,000

             Selling, general and administrative expenses.....                                   5,743,000               5,576,000
             Research and development expenses................                                   1,387,000               1,208,000
                                                                                              ------------            ------------
                Income from operations........................                                   2,378,000               2,206,000

             Investment income................................                                     213,000                  99,000
             Other income (expense), net......................                                      (8,000)                  9,000
                                                                                              ------------            ------------
                Income before income taxes....................                                   2,583,000               2,314,000

             Provision for income taxes.......................                                     905,000                 809,000
                                                                                              ------------            ------------
                Net income....................................                                $  1,678,000            $  1,505,000
                                                                                              ============            ============
             Net income per common and
                common equivalent share.......................                                $        .45            $        .40
                                                                                              ============            ============
             Weighted average common and
                common equivalent shares outstanding..........                                   3,753,000               3,752,000
                                                                                              ============            ============




See accompanying notes to condensed consolidated financial statements.

                               CEM CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                 (UNAUDITED)


                                                                                                  1995                    1994
                                                                                              ------------            ------------
             NET CASH PROVIDED BY OPERATING ACTIVITIES........                                $    648,000            $    767,000
                                                                                              ------------            ------------

             CASH FLOWS FROM INVESTING ACTIVITIES:
                Sale of available-for-sale investments........                                     503,000               2,100,000
                Maturity of held-to-maturity investments......                                   1,000,000                       0
                Purchase of available-for-sale investments....                                  (1,000,000)               (500,000)
                Purchase of held-to-maturity investments......                                           0              (1,004,000)
                Capital expenditures, net.....................                                    (338,000)               (549,000)
                                                                                              ------------            ------------
                   Net cash provided by investing activities..                                     165,000                  47,000
                                                                                              ------------            ------------

             CASH FLOWS FROM FINANCING ACTIVITIES:
                Principal payments on long-term debt..........                                     (12,000)                (11,000)
                Proceeds from issuance of common stock........                                     418,000                 223,000
                Repurchase of common stock....................                                    (397,000)             (1,868,000)
                                                                                              ------------            ------------
                   Net cash provided by (used in)
                      financing activities....................                                       9,000              (1,656,000)
                                                                                              ------------            ------------

             EFFECTS OF EXCHANGE RATES ON CASH................                                      (1,000)                 14,000
                                                                                              ------------            ------------

             Net increase (decrease) in
                cash and cash equivalents.....................                                     821,000                (828,000)
             Cash and cash equivalents at
                beginning of period...........................                                   2,078,000               2,502,000
                                                                                              ------------            ------------

             Cash and cash equivalents at end of period.......                                $  2,899,000            $  1,674,000
                                                                                              ============            ============




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


2.  INVENTORIES

The components of inventories at current cost at December 31 and June 30, 1995 are as follows:

                                                                                              December 31               June 30
                                                                                             ------------            ------------
Parts and raw materials........................................................              $  2,606,000            $  2,559,000
Work-in-process and finished goods.............................................                 2,453,000               2,438,000
                                                                                             ------------            ------------
                                                                                             $  5,059,000            $  4,997,000
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

                                                                                              Three Months Ended
                                                                                   ------------------------------------------
                                                                                   12/31/95         12/31/94         % Change
                                                                                   --------         --------         --------
Net sales.......................................................                   100.0%           100.0%             4.8%
Cost of goods sold..............................................                    40.0             41.7              0.5
                                                                                   -----            -----
   GROSS PROFIT.................................................                    60.0             58.3              7.8

Selling, general and administrative expenses....................                    35.3             35.2              5.1
Research and development expenses...............................                     7.9              7.1             16.4
                                                                                   -----            -----
   INCOME FROM OPERATIONS.......................................                    16.8             16.0             10.0

Investment income...............................................                     1.3              0.5            152.3
Other income (expense), net.....................................                    (0.5)             0.0            875.0
                                                                                   -----            -----
   INCOME BEFORE INCOME TAXES...................................                    17.6             16.5             12.1

Provision for income taxes......................................                     6.2              5.9             10.2
                                                                                   -----            -----
   NET INCOME...................................................                    11.4%            10.6%            13.1
                                                                                   =====            =====



RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1995:

Sales growth primarily resulted from increased unit sales of the Company's microwave digestion system in Asia and Germany. Results in the United States were mixed, due in part to weakness in government related business because of the budget impasse. In the U.S. sales for environmental applications, which had been declining, stabilized; and the demand in the process control food market showed improvement compared to the first quarter of fiscal 1996. Initial Environmental Protection Agency action for our new microwave extraction system, which was expected in December 1995, was delayed due to the government shutdown. The timing of this regulatory action remains uncertain. Foreign sales increased as a percentage of total sales from 44% to 48%.

Gross profit margins increased as a result of the increase in sales from the Company's European subsidiaries which, on a consolidated basis, generally carry higher margins than U.S. sales.

The Company continues to control its selling, general and administrative expenses which increased proportionally with sales and remained relatively flat as a percentage of sales. Research and development expenses increased as the Company plans to introduce a new product in the second half of fiscal 1996. The new product will be based on a unique platform which will provide laboratory and industrial users with new capabilities for preparing samples and conducting other routine procedures faster, safer and more reliably.

The increase in investment income resulted from long-term investments that were not present in the prior year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following table sets forth, for the six-month periods indicated, the percentages which certain components of the condensed consolidated statements of income bear to net sales and the percentage of change of such components from the same period of the prior year.

                                                                                                    Six Months Ended
                                                                                       ------------------------------------------
                                                                                       12/31/95         12/31/94         % Change
                                                                                       --------         --------         --------
Net sales...................................................                            100.0%           100.0%             4.6%
Cost of goods sold..........................................                             41.3             41.9              3.0
                                                                                        ------           ------
   GROSS PROFIT.............................................                             58.7             58.1              5.8

Selling, general and administrative expenses................                             35.4             36.0              3.0
Research and development expenses...........................                              8.6              7.8             14.8
                                                                                        ------           ------
   INCOME FROM OPERATIONS...................................                             14.7             14.3              7.8

Investment income...........................................                              1.3              0.6            115.2
Other income (expense), net.................................                              0.0              0.0              NM
                                                                                        ------           ------
   INCOME BEFORE INCOME TAXES...............................                             16.0             14.9             11.6

Provision for income taxes..................................                              5.6              5.2             11.9
                                                                                        ------           ------
   NET INCOME...............................................                             10.4%             9.7%            11.5
                                                                                        ======           ======



RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1995:

Sales growth primarily resulted from the same factors that affected the second quarter of fiscal 1996. Foreign sales increased as a percentage of total sales from 41% to 48%.

Selling, general and administrative expenses increased slightly and decreased as a percentage of sales due to the Company's efforts to control these costs. Research and development expenses increased as the Company continued its internal development efforts on new products. The Company expects research and development expenses to remain between 8% and 10% of net sales for the foreseeable future.

The increase in investment income resulted from long-term investments that were not present in the prior year.

The Company's effective tax rate did not change significantly and approximated the federal statutory rate. Management does not expect the rate to change significantly in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES:

At December 31, 1995, the Company had cash and short-term investments of approximately $6.4 million as compared to $6.1 million at June 30, 1995. The increase in cash primarily resulted from operating activities. The increase in accounts receivable, and decrease in accounts payable and accrued expenses reflects temporary timing differences. Long-term investments were unchanged at $2.0 million.

During the six months ended December 31, 1995, the Company used approximately $0.4 million to acquire 30,000 shares of the Company's common stock under the stock repurchase program. As of December 31, 1995, approximately $2.0 million remains authorized for the repurchase of the Company's common stock.

Management believes that working capital, planned capital expenditures, debt servicing and stock repurchases can be funded currently with cash on hand and cash generated from operations. The Company has never paid and does not anticipate paying cash dividends in the foreseeable future.



PART II. OTHER INFORMATION


ITEMS 1, 2, 3 and 5 are not applicable and are omitted.


ITEM 4.   Submission of Matters to a Vote of Security Holders

          At the Registrant's Annual Meeting of Shareholders held on November 8, 1995, the following matters were submitted to a vote of the shareholders of the Registrant:

          1. Election of four nominees to the Board of Directors of the Registrant for terms ending at the Annual Meeting of Shareholders in 1996:

                                                  Shares
                                                  Voted             Shares            Shares
                  Nominee                        in Favor          Withheld          Not Voted
                  -------                        --------          --------          ---------
             Michael J. Collins                 3,137,218            5,872            476,073
             Ronald A. Norelli                  3,137,218            5,872            476,073
             John L. Chanon                     3,137,218            5,872            476,073
             John D. Correnti                   3,136,018            7,072            476,073

          2. Approval of amendments to the CEM Corporation 1993 Nonqualified Stock Option Plan for Non-Employee Directors by a vote of 2,609,173 shares in favor and 442,293 shares against, with 91,624 shares abstaining and 281,174 shares of broker non-votes.

          3. Ratification of the selection of Coopers & Lybrand, L.L.P. as independent public accountants to audit the Corporation's financial statements for the fiscal year ending June 30, 1996, which was approved by a vote of 3,136,128 shares in favor and 1,283 shares against, with 5,679 shares abstaining.

PART II. OTHER INFORMATION


ITEM 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

                 (10) CEM Corporation 1993 Nonqualified Stock Option Plan for
                      Non-Employee Directors, as amended.

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

          (b) Reports on Form 8-K:

                 No Reports on Form 8-K were filed during the quarter ended December 31, 1995.

                               CEM CORPORATION
                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 8, 1996                   CEM CORPORATION

                                         BY: /s/ Richard N. Decker
                                             ---------------------------
                                         Richard N. Decker
                                         Secretary, Treasurer and
                                           Chief Financial Officer

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.

                                   EXHIBITS

                                  ITEM 6(A)

                        Quarterly Report on Form 10-Q


For the quarter ended December 31, 1995          Commission File Number: 0-15383


                               CEM CORPORATION
                                EXHIBIT INDEX

Exhibit Number:            Exhibit Description
---------------            ----------------------------------------------------

      10 CEM Corporation 1993 Nonqualified Stock Option Plan for Non-Employee Directors, as amended

      11                   Computation of Earnings per Share

      27 Financial Data Schedule (filed in electronic format only)