Form 10-Q
period 1996-03-31
CEM CORP
filed 1996-05-13
CIK 793933

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM         TO
                                                            --------   --------

Commission File Number: 0-15383


                                CEM CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     North Carolina                                          56-1019741
- -----------------------                       --------------------------------
(State of Incorporation)                       (I.R.S. Employer Identification
                                                No.)


  3100 Smith Farm Road, Matthews, NC                                28105
- ----------------------------------------                       -------------
(Address of principal executive offices)                         (Zip Code)


              Post Office Box 200, Matthews, North Carolina 28106
- -------------------------------------------------------------------------------
                (Mailing address of principal executive offices)


                                 (704) 821-7015
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

3,651,421 shares of the issuer's $.05 par value common stock, its only class of common stock, were outstanding as of May 6, 1996.

PART I. FINANCIAL INFORMATION


QUARTERLY REPORT ON FORM 10-Q
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 1996
CEM Corporation
Matthews, North Carolina


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

                                CEM CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1996 AND JUNE 30, 1995
                                  (UNAUDITED)




                                                     3/31/96       6/30/95
                                                   ------------  ------------
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents..................      $ 4,377,000   $ 2,078,000
   Short-term available-for-sale investments..        3,000,000     3,000,000
   Short-term held-to-maturity investments....                0     1,000,000
   Trade receivables..........................        6,585,000     6,733,000
   Inventories................................        5,349,000     4,997,000
   Deferred taxes and other...................        1,206,000       658,000
                                                    -----------   -----------
      Total current assets....................       20,517,000    18,466,000

LONG-TERM HELD-TO-MATURITY INVESTMENTS........        2,026,000     2,031,000

PROPERTY, PLANT AND EQUIPMENT, NET............        5,665,000     5,868,000

OTHER ASSETS..................................          586,000       288,000
                                                    -----------   -----------
                                                    $28,794,000   $26,653,000
                                                    ===========   ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses......      $ 2,304,000    $2,788,000
   Deferred income............................        1,125,000     1,099,000
   Income taxes payable.......................          630,000       532,000
                                                    -----------  ------------
     Total current liabilities................        4,059,000     4,419,000

LONG-TERM DEBT, NET OF CURRENT MATURITIES.....        1,463,000     1,578,000

DEFERRED TAXES................................           88,000        64,000

SHAREHOLDERS' EQUITY..........................       23,184,000    20,592,000
                                                    -----------  ------------
                                                    $28,794,000   $26,653,000
                                                   ============  ============

                See accompanying notes to condensed consolidated
                             financial statements.

                                CEM CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)



                                                        1996          1995
                                                   -------------  ------------
Net sales........................................    $7,518,000    $7,882,000
Cost of goods sold...............................     3,286,000     3,351,000
                                                     ----------    ----------
   Gross profit..................................     4,232,000     4,531,000

Selling, general and administrative expenses.....     2,589,000     2,757,000
Research and development expenses................       721,000       763,000
                                                     ----------    ----------
   Income from operations........................       922,000     1,011,000

Investment income................................       120,000        71,000
Other income (expense), net......................        (5,000)       36,000
                                                     ----------    ----------
   Income before income taxes....................     1,037,000     1,118,000

Provision for income taxes.......................       361,000       414,000
                                                     ----------    ----------
   Net income....................................      $676,000    $  704,000
                                                     ==========    ==========
Net income per common and
   common equivalent share.......................    $      .18    $      .19
                                                     ==========    ==========
Weighted average common and
   common equivalent shares outstanding..........     3,782,000     3,719,000
                                                     ==========    ==========

                See accompanying notes to condensed consolidated
                             financial statements.

                                CEM CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)



                                                       1996          1995
                                                  -------------- ------------
Net sales........................................   $23,710,000   $23,360,000
Cost of goods sold...............................     9,970,000     9,839,000
                                                    -----------   -----------
   Gross profit..................................    13,740,000    13,521,000

Selling, general and administrative expenses.....     8,332,000     8,333,000
Research and development expenses................     2,108,000     1,971,000
                                                    -----------   -----------
   Income from operations........................     3,300,000     3,217,000

Investment income................................       333,000       170,000
Other income (expense), net......................       (13,000)       45,000
                                                    -----------   -----------
   Income before income taxes....................     3,620,000     3,432,000

Provision for income taxes.......................     1,266,000     1,223,000
                                                    -----------   -----------
   Net income....................................   $ 2,354,000   $ 2,209,000
                                                    ===========   ===========
Net income per common and
   common equivalent share.......................    $      .63   $       .59
                                                     ==========   ===========
Weighted average common and
   common equivalent shares outstanding..........     3,759,000     3,740,000
                                                     ==========   ===========

                See accompanying notes to condensed consolidated
                             financial statements.

                                CEM CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)



                                                       1996          1995
                                                   ------------- -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES........    $1,815,000    $1,826,000
                                                     ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of short-term available-for-sale.........      1,003,000     3,000,000
  Maturity of short-term held-to-maturity.......      1,000,000             0
  Purchase of short-term available-for-sale.....     (1,000,000)   (1,500,000)
  Purchase of short-term held-to-maturity.......              0    (1,002,000)
  Purchase of long-term held-to-maturity........              0    (2,034,000)
  Capital expenditures, net.....................       (636,000)     (715,000)
                                                     ----------    ----------
    Net cash provided by (used in)
      investing activities....................          367,000    (2,251,000)
                                                     ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable...................              0       196,000
  Proceeds from long-term debt..................              0     1,305,000
  Principal payments on long-term debt..........        (12,000)      (11,000)
  Proceeds from issuance of common stock........        534,000       331,000
  Repurchase of common stock....................       (397,000)   (1,868,000)
                                                     ----------    ----------
    Net cash provided by (used in)
       financing activities.....................        125,000       (47,000)
                                                     ----------    ----------

EFFECTS OF EXCHANGE RATES ON CASH...............         (8,000)       19,000
                                                     ----------    ----------
Net increase (decrease) in
   cash and cash equivalents.....................     2,299,000      (453,000)
Cash and cash equivalents at
   beginning of period...........................     2,078,000     2,502,000
                                                     ----------    ----------
Cash and cash equivalents at end of period.......    $4,377,000    $2,049,000
                                                     ==========    ==========

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


2.  INVENTORIES

The components of inventories at current cost at March 31, 1996 and June 30, 1995 are as follows:


                                                       3/31/96       6/30/95
                                                     ----------    ----------
Parts and raw materials..........................    $2,709,000    $2,559,000
Work-in-process and finished goods...............     2,640,000     2,438,000
                                                    -----------    ----------
                                                     $5,349,000    $4,997,000
                                                     ==========    ==========

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


4.  ACCOUNTING FOR STOCK-BASED COMPENSATION

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" for the Company's adoption in fiscal year 1997. Under the new standard, companies will be encouraged, but not required, to adopt a new method of accounting for stock-based compensation awards based on estimated fair value at the date the awards are granted. Companies that continue to follow existing standards will be required to disclose the pro-forma effect of the new fair value method in a footnote. The Company has not yet adopted this statement and has not yet determined the method of adoption or its financial statement effect.

MANAGEMENT'S DISCUSSION & ANALYSIS


The following table sets forth, for the three-month periods indicated, the percentages which certain components of the condensed consolidated statements of income bear to net sales and the percentage of change of such components from the same period of the prior year.


                                                   Three Months Ended
                                               --------------------------
                                               3/31/96  3/31/95  % Change
                                               -------  -------  --------
Net sales....................................  100.0%   100.0%    (4.6)%
Cost of goods sold...........................   43.7     42.5     (1.9)
                                               -----    -----
   GROSS PROFIT..............................   56.3     57.5     (6.6)

Selling, general and administrative expenses.   34.4     35.0     (6.1)
Research and development expenses............    9.6      9.7     (5.5)
                                               -----    -----
   INCOME FROM OPERATIONS....................   12.3     12.8     (8.8)

Investment income............................    1.6      0.9     69.0
Other income (expense), net..................   (0.1)     0.5   (113.9)
                                               -----    -----
   INCOME BEFORE INCOME TAXES................   13.8     14.2     (7.2)

Provision for income taxes...................    4.8      5.3    (12.8)
                                               -----    -----
   NET INCOME................................    9.0%     8.9%    (4.0)
                                               =====    =====

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996:

Sales for the third quarter declined as a result of the United States government's budget impasse and continued softness in environmental markets. International business was relatively flat. The decline in sales, however, was offset in part by the favorable initial response to our new STAR(TM) instruments which were introduced worldwide during March. Although little change is anticipated over the near term in the US, international sales are expected to remain solid. For the third quarter of 1996, international sales increased slightly as a percentage of total sales to 45% versus 44% in the year-earlier period.

Gross profit margins decreased due to changes in product mix and lower than anticipated production volume that resulted in manufacturing variances.

In response to the sales shortfall, the Company was able to control its selling, general and administrative expenses which declined both in total and as a percentage of sales. Research and development expenses remained between 8% and 10% of net sales as the Company continued its commitment to new product development.

In March 1995, the Company converted intercompany notes to third-party debt and placed the proceeds in a long-term held-to-maturity investment. As a result, investment income has increased over the prior year. Other income declined as a result of the nonrecurring exchange gain recorded on the note conversion in 1995.

During the quarter, the Company secured exclusive rights from a private research firm to develop and market a microwave-based sterilization system for the dental, medical and laboratory markets. The agreement had no significant impact on the Company's results of operations or financial condition.

MANAGEMENT'S DISCUSSION & ANALYSIS


The following table sets forth, for the nine-month periods indicated, the percentages which certain components of the condensed consolidated statements of income bear to net sales and the percentage of change of such components from the same period of the prior year.


                                                     Nine Months Ended
                                               ------------------------------
                                                3/31/96   3/31/95   % Change
                                               --------- --------- ----------

Net sales......................................  100.0%   100.0%      1.5%
Cost of goods sold.............................   42.1     42.1       1.3
                                                 -----    -----
   GROSS PROFIT................................   57.9     57.9       1.6

Selling, general and administrative expenses...   35.1     35.7       0.0
Research and development expenses..............    8.9      8.4       7.0
                                                 -----    -----
   INCOME FROM OPERATIONS......................   13.9     13.8       2.6

Investment income..............................    1.4      0.7      95.9
Other income (expense), net....................    0.0      0.2    (128.9)
                                                 -----    -----
   INCOME BEFORE INCOME TAXES..................   15.3     14.7       5.5

Provision for income taxes.....................    5.4      5.2       3.5
                                                 -----    -----
   NET INCOME..................................    9.9%     9.5%      6.6
                                                 =====    ======

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 1996:

Sales growth primarily resulted from increased unit sales of the Company's microwave digestion system in Asia and Western Europe . Results in the United States were affected by the same factors that affected the third quarter of fiscal 1996. International sales increased as a percentage of total sales from 42% to 47%.

Selling, general and administrative expenses remained flat in total and decreased as a percentage of sales due to the Company's efforts to control these costs. Research and development expenses increased as the Company continued its internal development efforts on new products. The Company expects research and development expenses to remain between 8% and 10% of net sales for the foreseeable future.

The increase in investment income resulted from long-term investments that were not present for the entire period in the prior year.

The Company's effective tax rate did not change significantly and approximated the federal statutory rate. Management does not expect the rate to change significantly in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had cash and short-term investments of approximately $7.4 million as compared to $6.1 million at June 30, 1995. The increase primarily resulted from operating activities. The increase in inventories and other current assets and the decrease in accounts payable and accrued expenses reflects temporary timing differences. Long-term investments were unchanged at $2.0 million.

During the nine months ended March 31, 1996, the Company used approximately $0.4 million to acquire 30,000 shares of the Company's common stock under the stock repurchase program. Approximately $2.0 million remains authorized for the repurchase of the Company's common stock.

Management believes that working capital, planned capital expenditures, debt servicing and stock repurchases can be funded currently with cash on hand and cash generated from operations. The Company has never paid and does not anticipate paying cash dividends in the foreseeable future.

OUTLOOK

The following cautionary statement identifies important factors that could cause the Company's actual results to differ materially from those projected in any forward-looking statements made by or on behalf of the company. These cautionary statements are made pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both enacted pursuant to the Private Securities Litigation Reform Act of 1995.

The industry in which the Company competes, as well as the markets that it serves, may be characterized by cyclical market patterns as a consequence of, among other things, business cycles, foreign exchange fluctuations, regulatory changes, government spending levels and general economic conditions. These factors affect the timing of orders from the Company's customers and cause substantial variations in sales and profitability from quarter to quarter. Likewise, supplier-related delays in the release of orders may affect quarter-to-quarter sales and profitability. The Company's sales may also be adversely affected by direct and indirect competition from third parties including, but not limited to, legal challenges to existing patents or pending patent applications.

Demand for the Company's instrumentation may be substantially affected by the enactment, timing, extent and severity of state, federal and foreign laws governing environmental testing standards as well as product labeling requirements including foods and pharmaceuticals. The Company has and may experience fluctuations in sales of such products as well as in demand for particular product enhancements as a result of actual or perceived changes in regulatory requirements. Legislation or regulations resulting in the development or expansion of acceptance standards for specific testing methods has and may result in periodic delays in sales, especially in the United States. Conversely, increases in international sales have resulted, and may result in the future, from less stringent or nonexistent acceptance standards in a given country. The Company expects such fluctuations to continue in the future.

Moreover, the Company's success is dependent on its ability to continue to develop and engineer high-quality, high-performance products demanded by its customers. Risks associated with new product development include the timing of market acceptance, possible competition from other products and the Company's ability to manufacture products on an efficient and timely basis at a reasonable cost and in sufficient volume.

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


        (b) Reports on Form 8-K:

                        No Reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                CEM CORPORATION
                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 13, 1996                              CEM CORPORATION

                                                BY: /s/ Richard N. Decker
                                                    ---------------------
                                                Richard N. Decker
                                                Secretary, Treasurer and
                                                  Chief Financial Officer

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                    EXHIBITS

                                   ITEM 6(A)

                         Quarterly Report on Form 10-Q


For the quarter ended March 31, 1996         Commission File Number: 0-15383


                                CEM CORPORATION
                                 EXHIBIT INDEX

Exhibit Number:            Exhibit Description
- ---------------            ---------------------------------------------------
     11                    Computation of Earnings per Share

     27 Financial Data Schedule (filed in electronic format only)