Form 10-K405
period 1996-06-30
CEM CORP
filed 1996-09-23
CIK 793933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


[  X  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 1996

[     ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from __________ to __________

Commission file number 0-15383

                                CEM CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

      North Carolina                                     56-1019741
- ------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


                    3100 Smith Farm Road, Matthews, NC 28105
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

              Post Office Box 200, Matthews, North Carolina 28106
- --------------------------------------------------------------------------------
                (Mailing address of principal executive offices)

Registrant's telephone number, including area code:  (704) 821-7015

Securities Registered Pursuant to Section 12(b) of the Act:  NONE
Securities Registered Pursuant to Section 12(g) of the Act:  $.05 par value
                                                              Common Stock
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of shares of the Registrant's $.05 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of September 10, 1996, was $34,079,726. The number of issued and outstanding shares of the Registrant's $.05 par value Common Stock, its only outstanding class of Common Stock, as of September 10, 1996 was 3,528,360 shares.

Portions of the CEM Corporation Annual Report to Shareholders for the fiscal year ended June 30, 1996 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held November 7, 1996 are incorporated by reference into Part III.

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

Products

         Microwave Digestion System. The Microwave Digestion System and related accessories accounted for approximately 37%, 35%, and 35% of the Registrant's consolidated sales in 1996, 1995, and 1994, respectively. This product is a microwave heating system designed especially for use in the digestion of samples for laboratory analysis. It performs a rapid dissolution of samples in acid in a closed vessel system and is sold to the analytical laboratory market.

         Moisture/Solids Analyzer. The Moisture/Solids Analyzer and related accessories accounted for approximately 19%, 22%, and 23% of the Registrant's consolidated sales in 1996, 1995, and 1994, respectively. This product performs percent moisture or percent solids measurement in process control monitoring, quality control and product development in a variety of industries, including chemical processing, pharmaceuticals, food and dairy products, tobacco, textiles, paint and coatings, pulp and paper, water and wastewater treatment.

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

         STAR System. The STAR system, which incorporates temperature control and reagent (acid) addition, is an open cavity microwave heating system designed initially for use in the digestion of samples for laboratory analysis. It performs a rapid dissolution of samples and is sold to the food, polymer, petroleum and chemical industries. The STAR system was introduced in March 1996.

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

         The Registrant's foreign sales are conducted through independent dealers throughout the world and the Registrant's subsidiaries in England, Germany and Italy. Foreign sales are primarily to customers in Europe, Asia and Latin America. Foreign sales accounted for 46%, 42%, and 38% of net sales in fiscal 1996, 1995 and 1994, respectively.

Research and Development

         The Registrant invests heavily in the research and development of potential new products, product improvements and enhancements, and applications research for existing products. For fiscal 1996, 1995, and 1994, research and development expense was $2,891,000, $2,605,000, and $2,641,000, respectively.

Product Protection

         The Registrant relies upon its proprietary technology, continuing research and development and customer service support to maintain and enhance its competitive position. Important features of certain of the Registrant's products are protected by issued patents or pending patent applications. In March and July, the Company entered into licensing agreements for certain proprietary technology relating to the development of instruments to be used in testing for bacteria in raw milk and sterilization of dental, medical and laboratory equipment.

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

Employees

         At June 30, 1996, the Registrant employed 186 persons. None of the Registrant's employees are covered by a collective bargaining agreement.

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

International Operations and Sales

         Information about the Registrant's international operations and sales is incorporated by reference to footnotes 1 and 7 of the financial statements contained in the Registrant's 1996 Annual Report to Shareholders.


ITEM 2 - PROPERTIES

         The Registrant's headquarters, research and manufacturing operations are located in an 82,000 square foot building on an eight and three-fourths acre tract of land owned by the Registrant near Charlotte, North Carolina. The Registrant also owns a 5,000 square foot office and warehouse facility in England, owns a 5,200 square foot office and warehouse in Germany and leases a 4,000 square foot office in Italy. The facility in Germany is subject to a mortgage which had a balance of $116,000 at June 30, 1996. Management believes these facilities are adequate to serve existing markets for the next several years.


ITEM 3 - LEGAL PROCEEDINGS

         The Registrant is not a party to any material legal proceedings other than routine litigation incidental to the business of the Registrant.


ITEM 4 is inapplicable and has been omitted.



                                    PART II

ITEMS 5-7 are incorporated herein by reference to the inside front cover, pages 6-8, page 18 and items captioned "1996 Financial Highlights," "Management's Discussion and Analysis" and Footnote 10 "Quarterly Information (Unaudited)" of the Registrant's 1996 Annual Report to Shareholders.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements, notes to the financial statements and quarterly supplemental financial data of the Registrant appearing on pages 9-18 of the Registrant's 1996 Annual Report to Shareholders are hereby incorporated by reference.


ITEM 9 is inapplicable and has been omitted.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of CEM Corporation:


         We have audited the consolidated financial statements of CEM Corporation and Subsidiaries as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, which financial statements are included on pages 9 through 18 of the 1996 Annual Report to Shareholders of CEM Corporation and incorporated by reference herein. We have also audited the financial statement schedule listed in the index on page 9 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CEM Corporation and Subsidiaries as of June 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.


Charlotte, North Carolina
July 26, 1996

                                    PART III


Separate Item - Executive Officers of the Registrant

         Information as to the chief executive officer of the Registrant is incorporated herein by reference to the section captioned "Election of Directors" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held November 7, 1996. The following information is provided as to the executive officers of the Registrant who are not directors:

         Name              Age          Background
         ----              ---          ----------
Richard N. Decker          47           Vice President - Finance, Chief
                                        Financial Officer, Secretary and
                                        Treasurer since 1995; Secretary,
                                        Treasurer and Chief Financial Officer
                                        1993-1995; Vice President-Finance of
                                        the Water and Gas Meter Division of
                                        Schlumberger Limited Corporation
                                        1982-1993.

James A. Prendergast       55           Vice President - Marketing since 1995;
                                        Vice President - Marketing and Sales
                                        1991-1995; Vice President-Waters
                                        Division of Millipore, Inc. 1988-1991.

Dr. Brian W. Renoe         50           Vice President - Technology since July
                                        1993; Director of Technology 1992-1993;
                                        Director of Instrument Products of the
                                        Hamilton Company 1990-1992.

         All of the Registrant's executive officers were appointed to their current positions at the Annual Meeting of the Board of Directors held on November 8, 1995. All of the Registrant's executive officers' terms of office extend until the next Annual Meeting of the Board of Directors and until their successors are elected and qualified.


ITEMS 10 through 12 are incorporated herein by reference to the sections captioned "Principal Shareholders and Holdings of Management," "Election of Directors," "Executive Compensation," "Director Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's
Proxy Statement for Annual Meeting of Shareholders to be held November 7, 1996.


ITEM 13 is inapplicable and has been omitted.

                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1) Financial Statements. See accompanying Index to Financial Statements.
   (2) Financial Statement Schedules. See accompanying Index to Financial Statements.
   (3) Exhibits.
         3.1              Restated Charter of the Registrant, as amended.(1)
         3.2              Bylaws of the Registrant.(1)
         10.1    *        CEM Corporation 1986 Nonqualified Stock Option Plan,
                               as amended, incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-53694).
         10.2    *        CEM Corporation Employee Stock Purchase Plan, as
                               amended, incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-80136).
         10.3    *        CEM Corporation 1987 Stock Option Plan,
                               as amended.(1)
         10.4    *        CEM Corporation 1993 Management Equity Plan,
                               incorporated herein by reference to the
                               Registrant's Registration Statement on Form S-8 (File No. 33-75368).
         10.5    *        CEM Corporation Management Incentive Compensation
                               Plan.
         10.6    *        CEM Corporation 1993 Nonqualified Stock Option Plan
                               for Non-Employee Directors, incorporated herein by reference to the Registrant's Registration Statement on Form S-8 (File No. 33-75366).
         11.               Computation of Earnings per Share.
         13.               The Registrant's 1996 Annual Report to Shareholders.
                               This Annual Report to shareholders is furnished for the information of the Commission only and, except for the parts thereof incorporated in this report, is not deemed to be "filed" as part of this filing.
         21.              List of the Registrant's Subsidiaries.(1)
         23.              Consent of Independent Accountants.
         27.              Financial Data Schedule (filed in electronic format
                               only). This schedule shall not be deemed "filed" for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.
         99.              Revised Item 21 of Part II to the Registrant's
                               registration statements on Form S-8 (Registration Numbers 33-11952 and 33-25739).(1)

     -------------------------

         * This exhibit is one of the Registrant's management contracts and compensatory plans and arrangements.

         (1)Incorporated herein by reference to the Registrant's Form 10-K for the year ended June 30, 1994.



(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                                                                                    Reference (Page)
                                                                                           -----------------------------------
                                                                                                                     Annual
                                                                                             Form 10-K             Report to
 Item 14. (A) Index to Financial Statements and Schedules                                  Annual Report          Shareholders
- ----------------------------------------------------------                                 -------------          ------------
 Data incorporated by reference from the attached
 1996 Annual Report to Shareholders:

      Balance Sheets as of June 30, 1996 and 1995                                                                      9

      Statements of Income for the years ended                                                                         10
      June 30, 1996, 1995 and 1994

      Statements of Cash Flows for the years                                                                           11
      ended June 30, 1996, 1995 and 1994

      Statements of Shareholders' Equity for the                                                                       12
      years ended June 30, 1996, 1995 and 1994

      Notes to Financial Statements                                                                                  13-18

 Data submitted herewith:

      Report of Independent Accountants                                                           6

      Financial Statement Schedule:
           Schedule II - Valuation and Qualifying Accounts                                       11


With the exception of the consolidated financial statements listed in the above index, the information referred to in Items 5, 6, 7 and the supplementary quarterly information referred to in Item 8, all of which is included in the 1996 Annual Report to Shareholders of CEM Corporation and incorporated by reference into this Form 10-K Annual Report, the 1996 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CEM CORPORATION

                                      By:  /s/ Michael J. Collins
                                           ----------------------
                                           Michael J. Collins
Dated: September 23, 1996                  President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                         Capacity                                   Date
- --------------------------          ---------------------                     ------------------
/s/ Ronald A. Norelli               Chairman of the Board                     September 23, 1996
- --------------------------            of Directors
Ronald A. Norelli

/s/ Michael J. Collins              President, Chief Executive                September 23, 1996
- --------------------------            Officer and Director
Michael J. Collins                  (Principal Executive Officer)

/s/ Richard N. Decker               Vice President - Finance, Chief           September 23, 1996
- --------------------------            Financial Officer, Secretary
Richard N. Decker                     and Treasurer (Principal
                                      Financial and Accounting Officer)

/s/ John L. Chanon                  Director                                  September 23, 1996
- --------------------------
John L. Chanon

/s/ John D. Correnti                Director                                  September 23, 1996
- --------------------------
John D. Correnti

                                CEM CORPORATION
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1996, 1995 AND 1994




                                                        Balance at
                                                       beginning of     Charged to costs                      Balance at end
                          Description                     period          and expenses       Deductions          of period
                     ----------------------            ------------     ----------------     ----------       --------------
Year ended           Accounts receivable,                $752,000           301,000           (333,000)          $720,000
June 30, 1996        inventory and warranty
                     reserves

Year ended           Accounts receivable,                $728,000           331,000           (307,000)          $752,000
June 30, 1995        inventory and warranty
                     reserves

Year ended           Accounts receivable,                $559,000           485,000           (316,000)          $728,000
June 30, 1994        inventory and warranty
                     reserves

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    EXHIBITS
                                 ITEM 14(a)(3)
                           ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended                                 Commission File Number
- -------------------------                                 ----------------------
      June 30, 1996                                               0-15383

                               CEM CORPORATION
                                EXHIBIT INDEX

Exhibit No.           Exhibit Description
- -----------           -------------------
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

  13.            The Registrant's 1996 Annual Report to Shareholders. This
                      Annual Report to shareholders is furnished for the information of the Commission only and, except for the parts thereof incorporated in this report, is not deemed to be "filed" as part of this filing (page __ of the sequentially numbered pages).

  21.            List of the Registrant's Subsidiaries.(1)

  23.            Consent of Independent Accountants (page __ of the
                      sequentially numbered pages).

     -------------------------

         (1)Incorporated herein by reference to the Registrant's Form 10-K for the year ended June 30, 1994.

                                CEM CORPORATION
                                 EXHIBIT INDEX
                                  (continued)


Exhibit No.           Exhibit Description
- -----------           -------------------
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