Form 10-Q/A
period 1996-03-31
CEM CORP
filed 1996-09-24
CIK 793933

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-Q/A


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

     This amendment to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 has been filed to amend the previously filed Financial Data Schedule (Exhibit 27) by changing the multiplier from 1,000 to 1.


PART II. OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits:

                (11) Statement of Computation of Earnings per Share was filed as Exhibit 11 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 and is incorporated herein by reference.

                (27) Amended Financial Data Schedule (filed in electronic format only) This schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or
                        Section 18 of the Securities Exchange Act of 1934 or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.


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



Date: September 23, 1996                        CEM CORPORATION

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


                                    EXHIBITS

                                   ITEM 6(A)

                         Quarterly Report on Form 10-Q


For the quarter ended March 31, 1996         Commission File Number: 0-15383


                                CEM CORPORATION
                                 EXHIBIT INDEX

Exhibit Number:            Exhibit Description
- ---------------            ---------------------------------------------------
     27                    Amended Financial Data Schedule (filed in
                           electronic format only)