Form 10-Q
period 1996-09-30
CEM CORP
filed 1996-11-14
CIK 793933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                          ---------    ---------

Commission File Number: 0-15383


                                 CEM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     North Carolina                                 56-1019741
------------------------               -----------------------------------
(State of Incorporation)              (I.R.S. Employer Identification No.)


   3100 Smith Farm Road, Matthews, NC                            28105
----------------------------------------                    ---------------
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
                                                      Yes   X    No
                                                          ------    ------

3,534,235 shares of the issuer's $.05 par value common stock, its only class of common stock, were outstanding as of October 31, 1996.

PART I. FINANCIAL INFORMATION


QUARTERLY REPORT ON FORM 10-Q
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 1996
CEM Corporation
Matthews, North Carolina


The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

                                 CEM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                         SEPTEMBER 30 AND JUNE 30, 1996
                                   (UNAUDITED)


                                              September 30     June 30
                                              ------------   -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .............     $ 2,313,000   $ 1,832,000
   Short-term investments ................       3,600,000     4,100,000
   Trade receivables .....................       6,113,000     7,061,000
   Inventories ...........................       6,125,000     5,639,000
   Deferred taxes and other ..............         715,000       679,000
                                               -----------   -----------

      Total current assets ...............      18,866,000    19,311,000

LONG-TERM INVESTMENTS ....................       2,272,000     2,024,000

PROPERTY, PLANT AND EQUIPMENT, NET .......       5,475,000     5,569,000

OTHER ASSETS .............................         774,000       680,000
                                               -----------   -----------

                                               $27,387,000   $27,584,000
                                               ===========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses..     $ 2,154,000   $ 2,254,000
   Deferred income .......................       1,116,000     1,098,000
   Income taxes payable ..................         387,000       410,000
                                               -----------   -----------

      Total current liabilities ..........       3,657,000     3,762,000

LONG-TERM DEBT, NET OF CURRENT MATURITIES.       1,406,000     1,417,000

DEFERRED TAXES ...........................          54,000        54,000

SHAREHOLDERS' EQUITY .....................      22,270,000    22,351,000
                                               -----------   -----------

                                               $27,387,000   $27,584,000
                                               ===========   ===========




See accompanying notes to condensed consolidated financial statements.

                                 CEM CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


                                                       1996            1995
                                                   -----------     -----------
Net sales .....................................    $ 6,610,000     $ 7,461,000
Cost of goods sold ............................      3,058,000       3,194,000
                                                   -----------     -----------
    Gross profit ..............................      3,552,000       4,267,000

Selling, general and administrative expenses ..      2,772,000       2,658,000
Research and development expenses .............        658,000         700,000
                                                   -----------     -----------
    Income from operations ....................        122,000         909,000

Investment income .............................         94,000         102,000
Other income , net ............................        (52,000)         31,000
                                                   -----------     -----------
    Income before income taxes ................        164,000       1,042,000

Provision for income taxes ....................         58,000         365,000
                                                   -----------     -----------

    Net income ................................    $   106,000     $   677,000
                                                   ===========     ===========

Net income per common and
    common equivalent share ...................    $       .03     $       .18
                                                   ===========     ===========

Weighted average common and
    common equivalent shares outstanding ......      3,609,000       3,748,000
                                                   ===========     ===========




See accompanying notes to condensed consolidated financial statements.

                                 CEM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)


                                                          1996            1995
                                                       -----------     -----------
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES ...........................   $   712,000     $  (164,000)
                                                       -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of available-for-sale investments .........       500,000         500,000
    Sale of held-to-maturity investments ...........          --         1,000,000
    Purchase of available-for-sale investments .....          --        (1,000,000)
    Purchase of long-term investment ...............      (250,000)           --
    Acquisition of intangibles .....................      (129,000)        (31,000)
    Capital expenditures, net ......................      (148,000)       (268,000)
                                                       -----------     -----------
        Net cash (used in) provided by
             investing activities ..................       (27,000)        201,000
                                                       -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock .........       142,000         206,000
    Repurchase of common stock .....................      (348,000)       (397,000)
                                                       -----------     -----------
          Net cash used in financing activities ....      (206,000)       (191,000)
                                                       -----------     -----------

EFFECTS OF EXCHANGE RATES ON CASH ..................         2,000          (1,000)
                                                       -----------     -----------

Net increase (decrease) in cash
    and cash equivalents ...........................       481,000        (155,000)
Cash and cash equivalents at
    beginning of period ............................     1,832,000       2,078,000
                                                       -----------     -----------

Cash and cash equivalents at end of period .........   $ 2,313,000     $ 1,923,000
                                                       ===========     ===========




See accompanying notes to condensed consolidated financial statements.

                                 CEM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended June 30, 1997.


2.  INVENTORIES

The components of inventories at current cost at September 30 and June 30, 1996 are as follows:

                                            September 30    June 30
                                            -----------   -----------
Parts and raw materials .................   $ 3,316,000   $ 2,974,000
Work-in-process and finished goods ......     2,809,000     2,665,000
                                            -----------   -----------
                                            $ 6,125,000   $ 5,639,000
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


4.  NEW PRONOUNCEMENT

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (SFAS No.
123), which is effective for years beginning after December 15, 1995. SFAS No. 123 encourages, but does not require, companies to recognize compensation expense for grants of common stock, stock options, and other equity instruments to employees based upon the fair value of the instruments when issued. Companies electing not to recognize compensation expense are required to disclose what net income and earnings per share would have been if the expense were recognized. The Company has elected the disclosure option of SFAS No. 123 rather than recognition of compensation expense.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following table sets forth, for the three-month periods indicated, the percentages which certain components of the condensed consolidated statements of income bear to net sales and the percentage of change of such components from the same period of the prior year.


                                                                                    Three Months Ended
                                                                  -------------------------------------------------------
                                                                      9/30/96             9/30/95               % Change
                                                                  -----------------  ----------------  -------------------

Net sales......................................................          100.0  %           100.0  %            (11.4)
Cost of goods sold.............................................           46.3               42.8                (4.3)
                                                                  -----------------  ----------------
       GROSS PROFIT............................................           53.7               57.2               (16.8)

Selling, general and administrative expenses...................           41.9               35.6                 4.3
Research and development expenses..............................           10.0                9.4                (6.0)
                                                                  -----------------  ----------------
       INCOME FROM OPERATIONS..................................            1.8               12.2               (86.6)

Investment income..............................................            1.5                1.4                (7.8)
Other income, net..............................................           (0.8)               0.4              (267.7)
                                                                  -----------------  ----------------
       INCOME BEFORE INCOME TAXES..............................            2.5               14.0               (84.3)

Provision for income taxes.....................................            0.9                4.9               (84.1)
                                                                  -----------------  ----------------
       NET INCOME..............................................            1.6  %             9.1  %            (84.3)
                                                                  =================  ================


RESULTS OF OPERATIONS

Decline in sales primarily resulted from continued weakness in governmental and environmental applications in the U.S. Management does not expect U.S. governmental or environmental markets to strengthen in the near term. The Company also experienced declines in international markets due to weakness in economies, particularly in Germany. Foreign sales increased as a percent of total sales from 46% to 47% due primarily to the sluggish U.S. market.

Gross profit declined due primarily to costs associated with the disposal of obsolete service parts and expected increase in warranty costs related to new products. Also, the Company experienced an increase in sales to foreign distributors as a percent of total sales which generally have lower margins than U.S. sales and a decline in foreign subsidiaries' sales as a percent of total sales which generally have higher margins than U.S. sales.

Selling, general and administrative expenses increased primarily due to increased advertising and promotion efforts and expenses related to the longer term development of international markets. Research and development remained relatively consistent with the prior year and reflects the Company's continued commitment to new product development and enhancements. The Company expects these expenses to remain between 8% and 10% of net sales for the foreseeable future.

Other expenses relate primarily to interest expense that was offset in the prior year by foreign exchange gains.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS (CONTINUED)

The Company's effective tax rate did not change significantly and approximated the federal statutory rate. With the extension of the Research and Experimentation tax credit, management does not expect the rate to change significantly in fiscal 1997.

FINANCIAL CONDITION

In the first quarter of 1997, the Company generated income from operations of approximately $120,000. The decline in accounts receivable is primarily due to lower revenue for the quarter. The increase in inventory is primarily attributable to the Company's new product, the STAR(TM) system.

During the three months ended September 30, 1996, the Company used approximately $350,000 to acquire 32,200 shares of the Company's common stock under the stock repurchase program. As of September 30, 1996, approximately $2.5 million remains authorized for the repurchase of the Company's common stock.

Management believes that working capital, planned capital expenditures, debt servicing and stock repurchases can be funded currently with cash on hand and cash generated from operations. The Company has never paid, and does not anticipate paying, cash dividends in the foreseeable future.

The Company expects some recovery in subsequent periods due to seasonal factors, however earnings for fiscal 1997 as a whole are expected to be substantially lower than a year ago. The preceding forward looking statement is subject to the following cautionary statement.

CAUTIONARY STATEMENT

The following cautionary statement identifies important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the company. Except for the historical information contained herein, the matters discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition" are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These cautionary statements are made pursuant to
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both enacted pursuant to the Private Securities Litigation Reform Act of 1995.

The industry in which the Company competes, as well as the markets that it serves, are characterized by cyclical market patterns as a consequence of, among other things, business cycles, foreign exchange fluctuations, regulatory changes, government spending levels and general economic conditions. These factors affect the timing of orders from the Company's customers and cause substantial variations in sales and profitability from quarter to quarter. Likewise, supplier-related delays in the release of orders may affect quarter-to-quarter sales and profitability. The Company's sales may also be adversely affected by direct and indirect competition from third parties including, but not limited to, legal challenges to existing patents or pending patent applications.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION (CONTINUED)

Demand for the Company's instrumentation is substantially affected by the enactment, timing, extent and severity of state, federal and foreign laws governing environmental testing standards as well as product labeling requirements including foods and pharmaceuticals. The Company has and may experience fluctuations in sales of such products as well as in demand for particular product enhancements as a result of actual or perceived changes in regulatory requirements. Legislation or regulations resulting in the development or expansion of acceptance standards for specific testing methods has and may result in periodic delays in sales, especially in the United States. Conversely, increases in international sales have resulted, and may result in the future, from less stringent or nonexistent acceptance standards in a given country.

Moreover, the Company's success is dependent on its ability to continue to develop and engineer high-quality, high-performance products that are commercially acceptable. Risks associated with new product development include market acceptance, competition from other products and the Company's ability to manufacture and market products on an efficient and timely basis at a reasonable cost and in sufficient volume.


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


              (b) Reports on Form 8-K:

                    No Reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                 CEM CORPORATION
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: November 12, 1996                             CEM CORPORATION

                                                 BY: /s/ Richard N. Decker
                                                     -----------------------
                                                    Richard N. Decker
                                                    Secretary, Treasurer and
                                                      Chief Financial Officer

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    EXHIBITS

                                    ITEM 6(A)

                          Quarterly Report on Form 10-Q


For the quarter ended September 30, 1996        Commission File Number: 0-15383


                                 CEM CORPORATION
                                  EXHIBIT INDEX

Exhibit Number:            Exhibit Description
---------------            -------------------

      11                   Computation of Earnings per Share
      27                   Financial Data Schedule (filed in electronic format
                                                    only)