Form 10-Q
period 1996-12-31
CEM CORP
filed 1997-02-03
CIK 793933

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                          ---------   ---------

Commission File Number: 0-15383


                               CEM CORPORATION
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


     North Carolina                                     56-1019741
------------------------                    ------------------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)


   3100 Smith Farm Road, Matthews, NC                                   28105
----------------------------------------                              ----------
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

3,534,235 shares of the issuer's $.05 par value common stock, its only class of common stock, were outstanding as of January 31, 1997.

PART I. FINANCIAL INFORMATION


QUARTERLY REPORT ON FORM 10-Q
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended December 31, 1996
CEM Corporation
Matthews, North Carolina


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

                                CEM CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31 AND JUNE 30, 1996
                                  (UNAUDITED)



                                                              December 31           June 30
                                                             -------------        -------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents...............................  $   3,181,000        $    1,832,000
   Short-term investments..................................      3,600,000             4,100,000
   Trade receivables.......................................      6,558,000             7,061,000
   Inventories.............................................      6,016,000             5,639,000
   Deferred taxes and other................................        502,000               679,000
                                                             -------------        --------------
      Total current assets.................................     19,857,000            19,311,000

LONG-TERM INVESTMENTS......................................      2,271,000             2,024,000

PROPERTY, PLANT AND EQUIPMENT, NET.........................      5,474,000             5,569,000

OTHER ASSETS...............................................        823,000               680,000
                                                             -------------        --------------
                                                             $  28,425,000        $   27,584,000
                                                             =============        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses...................  $   2,236,000        $    2,254,000
   Deferred income.........................................      1,088,000             1,098,000
   Income taxes payable....................................        649,000               410,000
                                                             -------------        --------------
      Total current liabilities............................      3,973,000             3,762,000

LONG-TERM DEBT, NET OF CURRENT MATURITIES                        1,392,000             1,417,000

DEFERRED TAXES.............................................         54,000                54,000

SHAREHOLDERS' EQUITY.......................................     23,006,000            22,351,000
                                                             -------------        --------------
                                                             $  28,425,000        $   27,584,000
                                                             =============        ==============

See accompanying notes to condensed consolidated financial statements.

                                CEM CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)



                                                              1996          1995
                                                           ----------    ----------
Net sales............................................      $8,172,000    $8,731,000
Cost of goods sold...................................       3,699,000     3,490,000
                                                           ----------    ----------
  Gross profit.......................................       4,473,000     5,241,000

Selling, general and administrative expenses.........       2,947,000     3,085,000
Research and development expenses....................         694,000       687,000
                                                           ----------    ----------
  Income from operations.............................         832,000     1,469,000

Investment income....................................         106,000       111,000
Other expenses, net                                            14,000        39,000
                                                           ----------    ----------
  Income before income taxes.........................         924,000     1,541,000

Provision for income taxes...........................         319,000       540,000
                                                           ----------    ----------
  Net income.........................................      $  605,000    $1,001,000
                                                           ==========    ==========

Net income per common and
  common equivalent share............................      $      .17    $      .27
                                                           ==========    ==========

Weighted average common and
  common equivalent shares outstanding...............       3,545,000     3,741,000
                                                           ==========    ==========

See accompanying notes to condensed consolidated financial statements.

                                CEM CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)



                                                           1996             1995
                                                        -----------      -----------
Net sales............................................   $14,782,000      $16,192,000
Cost of goods sold...................................     6,757,000        6,684,000
                                                        -----------      -----------
  Gross profit.......................................     8,025,000        9,508,000

Selling, general and administrative expenses.........     5,719,000        5,743,000
Research and development expenses....................     1,352,000        1,387,000
                                                        -----------      -----------
  Income from operations.............................       954,000        2,378,000

Investment income....................................       200,000          213,000
Other expenses , net.................................        66,000            8,000
                                                        -----------      -----------
  Income before income taxes.........................     1,088,000        2,583,000

Provision for income taxes...........................       377,000          905,000
                                                        -----------      -----------
  Net income.........................................   $   711,000      $ 1,678,000
                                                        ===========      ===========
Net income per common and
  common equivalent share............................   $       .20      $       .45
Weighted average common and                             ===========      ===========
  common equivalent shares outstanding...............     3,564,000        3,753,000
                                                        ===========      ===========


See accompanying notes to condensed consolidated financial statements.

                                CEM CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                1996                 1995
                                                            ------------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES................   $  1,808,000         $    636,000
                                                            ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale of available-for-sale investments.................      1,000,000              503,000
  Sale of held-to-maturity investments...................              -            1,000,000
  Purchase of available-for-sale investments                    (500,000)          (1,000,000)
  Purchase of long-term investment.......................       (250,000)                   -
  Acquisition of intangibles.............................       (215,000)             (49,000)
  Capital expenditures, net..............................       (313,000)            (289,000)
                                                            ------------         ------------
    Net cash (used in) provided by
      investing activities ..............................       (278,000)             165,000
                                                            ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.................        142,000              418,000
  Repurchase of common stock.............................       (348,000)            (397,000)
                                                            ------------         ------------

    Net cash (used in) provided by
      financing activities...............................       (206,000)              21,000
                                                            ------------         ------------

EFFECTS OF EXCHANGE RATES ON CASH........................         25,000               (1,000)
                                                            ------------         ------------
Net increase in cash and cash equivalents................      1,349,000              821,000
Cash and cash equivalents at
  beginning of period....................................      1,832,000            2,078,000
                                                            ------------         ------------
Cash and cash equivalents at end of period ..............   $  3,181,000         $  2,899,000
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


2.  INVENTORIES

The components of inventories at current cost at December 31 and June 30, 1996 are as follows:


                                                    December 31   June 30
                                                    -----------  ----------
Parts and raw materials..........................   $ 3,321,000  $2,974,000
Work-in-process and finished goods...............     2,695,000   2,665,000
                                                    -----------  ----------
                                                    $ 6,016,000  $5,639,000
                                                    ===========  ==========

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


                                                                           Three Months Ended
                                                                 --------------------------------------
                                                                  12/31/96     12/31/95      % Change
                                                                 -----------  -----------  ------------
Net sales...............................................            100.0   %    100.0   %     (6.4)
Cost of goods sold......................................             45.3         40.0          6.0
                                                                 -----------  -----------
     GROSS PROFIT.......................................             54.7         60.0        (14.7)

Selling, general and administrative expenses............             36.0         35.3         (4.5)
Research and development expenses.......................              8.5          7.9          1.0
                                                                 -----------  -----------
     INCOME FROM OPERATIONS.............................             10.2         16.8        (43.4)

Investment income.......................................              1.3          1.3         (4.5)
Other expenses, net.....................................              0.2          0.5        (64.1)
                                                                 -----------  -----------
     INCOME BEFORE INCOME TAXES.........................             11.3         17.6        (40.0)

Provision for income taxes..............................              3.9          6.2        (40.9)
                                                                 -----------  -----------

     NET INCOME.........................................              7.4   %     11.4   %    (39.6)
                                                                 ===========  ===========

RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1996

The decline in sales resulted from continued weakness in the German and Japanese economies, technologies competing with the Company's fat analysis system in the U.S. process control market and continued softness in the U.S. environmental and governmental markets which significantly impacts digestion system sales. As expected, sales improved from the first quarter of the fiscal year due to seasonal factors; however, management anticipates continued softness in U.S. governmental and environmental markets in the near term.
Lower sales in the aforementioned areas were partially offset by increased sales of the STAR system which is gaining market acceptance. Foreign sales decreased as a percent of total sales from 49% to 46% due primarily to international economic weaknesses; additionally, the prior year second quarter in Germany was unusually strong. Management continues to expect fiscal 1997 sales will be lower than prior year.

Profit margins declined from 60.0% to 54.7% negatively impacting gross profit by $433,000. This decline primarily resulted from the decline in sales from our German subsidiary which carries higher margins than U.S. sales; incremental costs associated with new product introductions; write-down of used equipment; increased service travel costs; product mix and stable fixed costs in relation to declining sales. In the prior year, gross margin was substantially higher than normal levels and was the highest in the history of the Company. Management expects fiscal 1997 gross profit margins to be lower than the prior year.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses decreased primarily due to cost containment initiatives. Research and development remained relatively consistent with the prior year and reflects the Company's continued commitment to new product development and enhancements. The Company expects these expenses to remain between 8% and 10% of net sales for the foreseeable future.

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


                                                                        Six Months Ended
                                                             --------------------------------------
                                                              12/31/96     12/31/95      % Change
                                                             -----------  -----------  ------------
Net sales...............................................        100.0   %    100.0   %     (8.7)
Cost of goods sold......................................         45.7         41.3          1.1
                                                             -----------  -----------
     GROSS PROFIT.......................................         54.3         58.7        (15.6)

Selling, general and administrative expenses............         38.7         35.4         (0.4)
Research and development expenses.......................          9.1          8.6         (2.5)
                                                             -----------  -----------
     INCOME FROM OPERATIONS.............................          6.5         14.7        (59.9)

Investment income.......................................          1.4          1.3         (6.1)
Other expenses, net.....................................          0.5          0.0        725.0
                                                             -----------  -----------
     INCOME BEFORE INCOME TAXES.........................          7.4         16.0        (57.9)

Provision for income taxes..............................          2.6          5.6        (58.3)
                                                             -----------  -----------
     NET INCOME.........................................          4.8   %     10.4   %    (57.6)
                                                             ===========  ===========

RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1996

The decline in total sales and the decline in foreign sales as a percent of total sales from 48% to 47% resulted primarily from the same factors described for the quarter ended December 31, 1996.

Gross profit declined primarily due to the factors described for the quarter ended December 31, 1996. In addition, the Company experienced an increase in sales to foreign distributors as a percent of total sales which generally have lower margins than U.S. sales.

Operating expenses have remained relatively consistent with prior year as a result of cost containment initiatives.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL CONDITION

In the six months ended December 31, 1996, the Company generated income from operations of approximately $954,000. The Company's cash and short-term investments increased to $6.8 million from $5.9 million at June 30, 1996, due primarily to cash provided by operating activities. The decrease in accounts receivable is primarily due to timing of sales activity. The increase in inventory is primarily attributable to the Company's new product, the STAR(TM) system.

During the six months ended December 31, 1996, the Company used approximately $350,000 to acquire 32,200 shares of the Company's common stock under the stock repurchase program. As of December 31, 1996, approximately $2.5 million remains authorized for the repurchase of the Company's common stock.

Management believes that working capital, planned capital expenditures, debt servicing and stock repurchases can be funded currently with cash on hand and cash generated from operations. The Company has never paid, and does not anticipate paying, cash dividends in the foreseeable future.

As expected, the Company experienced business improvement from the first quarter during the quarter ended December 31, 1996 due primarily to seasonal factors. The Company's immediate challenge is to sustain this improvement throughout the remainder of fiscal 1997, however earnings for fiscal 1997 as a whole are expected to be substantially lower than a year ago. The preceding forward looking statement is subject to the following cautionary statement.

CAUTIONARY STATEMENT

The following cautionary statement identifies important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company. Except for the historical information contained herein, the matters discussed in Management's Discussion and Analysis of Results of Operations and Financial Condition are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These cautionary statements are made pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both enacted pursuant to the Private Securities Litigation Reform Act of 1995.

The industry in which the Company competes, as well as the markets that it serves, are characterized by cyclical market patterns as a consequence of, among other things, business cycles, foreign exchange fluctuations, regulatory changes, government spending levels and general economic conditions. These factors affect the timing of orders from the Company's customers and cause substantial variations in sales and profitability from quarter to quarter. Likewise, supplier-related delays and the timing of the release of Company's customer orders may affect quarter-to-quarter sales and profitability. The Company's sales may also be adversely affected by direct and indirect competition from third parties including, but not limited to, legal challenges to existing patents or pending patent applications.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

CAUTIONARY STATEMENT (CONTINUED)

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

PART II. OTHER INFORMATION


ITEMS 1, 2, 3, and 5 are not applicable and are omitted.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          At the Registrant's Annual Meeting of Shareholders held on November 7, 1996, the following matters were submitted to a vote of the shareholders of the Registrant:

          1. Election of four nominees to the Board of Directors of the Registrant for terms ending at the Annual Meeting of Shareholders in 1996:


                             Nominee                    Shares Voted in Favor    Shares Withheld    Shares Not Voted
               -----------------------------------      ---------------------    ---------------    ----------------
               Michael J. Collins                            3,150,975                14,446             362,939
               Ronald A. Norelli                             3,151,967                13,454             362,939
               John L. Chanon                                3,151,375                14,046             362,939
               John D. Correnti                              3,152,467                12,954             362,939

          2. Ratification of the selection of Coopers & Lybrand, L.L.P. as independent public accountants to audit the Corporation's financial statements for the fiscal year ending June 30, 1997, which was approved by a vote of 3,162,428 shares in favor and 1,250 shares against, with 1,743 shares abstaining.

ITEM 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:

                (11) Statement of Computation of Earnings per Share

                (27) Financial Data Schedule (filed in electronic format only).
                     This schedule shall not be deemed filed for purposes of
                     Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.

          (b) Reports on Form 8-K:

                No Reports on Form 8-K were filed during the quarter ended December 31, 1996.

                               CEM CORPORATION
                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date: January 31, 1997                       CEM CORPORATION

                                             BY: /s/ Richard N. Decker
                                                 -----------------------------
                                                 Richard N. Decker
                                                 Vice President - Finance and
                                                   Chief Financial Officer

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    EXHIBITS

                                   ITEM 6(a)

                         Quarterly Report on Form 10-Q


For the quarter ended December 31, 1996         Commission File Number: 0-15383


                                CEM CORPORATION
                                 EXHIBIT INDEX


Exhibit Number:           Exhibit Description
---------------           ---------------------------------------------------------
     11                   Computation of Earnings per Share
     27                   Financial Data Schedule (filed in electronic format only)