Form 10-Q
period 1997-03-31
CEM CORP
filed 1997-05-01
CIK 793933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

3,534,235 shares of the issuer's $.05 par value common stock, its only class of common stock, were outstanding as of April 30, 1997.

PART I. FINANCIAL INFORMATION


QUARTERLY REPORT ON FORM 10-Q
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 1997
CEM Corporation
Matthews, North Carolina


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

                                 CEM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1997 AND JUNE 30, 1996
                                   (UNAUDITED)


                                                 March 31         June 30
                                               -----------      -----------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ............      $ 4,566,000      $ 1,832,000
   Short-term investments ...............        3,600,000        4,100,000
   Trade receivables ....................        5,502,000        7,061,000
   Inventories ..........................        5,547,000        5,639,000
   Deferred taxes and other .............          434,000          679,000
                                               -----------      -----------

      Total current assets ..............       19,649,000       19,311,000

LONG-TERM INVESTMENTS ...................        2,269,000        2,024,000

PROPERTY, PLANT AND EQUIPMENT, NET ......        5,264,000        5,569,000

OTHER ASSETS ............................          878,000          680,000
                                               -----------      -----------

                                               $28,060,000      $27,584,000
                                               ===========      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses       $ 1,876,000      $ 2,254,000
   Deferred income ......................          987,000        1,098,000
   Income taxes payable .................          781,000          410,000
                                               -----------      -----------

      Total current liabilities .........        3,644,000        3,762,000

LONG-TERM DEBT, NET OF CURRENT MATURITIES        1,280,000        1,417,000

DEFERRED TAXES ..........................           54,000           54,000

SHAREHOLDERS' EQUITY ....................       23,082,000       22,351,000
                                               -----------      -----------

                                               $28,060,000      $27,584,000
                                               ===========      ===========




See accompanying notes to condensed consolidated financial statements.

                                 CEM CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                                     1997            1996
                                                  ----------      ----------
Net sales ..................................      $7,138,000      $7,518,000
Cost of goods sold .........................       3,096,000       3,286,000
                                                  ----------      ----------
    Gross profit ...........................       4,042,000       4,232,000

Selling, general and administrative expenses       2,784,000       2,589,000
Research and development expenses ..........         754,000         721,000
                                                  ----------      ----------
    Income from operations .................         504,000         922,000

Investment income ..........................         115,000         120,000
Other expenses, net ........................          27,000           5,000
                                                  ----------      ----------
    Income before income taxes .............         592,000       1,037,000

Provision for income taxes .................         201,000         361,000
                                                  ----------      ----------
    Net income .............................      $  391,000      $  676,000
                                                  ==========      ==========

Net income per common and
    common equivalent share ................      $      .11      $      .18
                                                  ==========      ==========

Weighted average common and
    common equivalent shares outstanding ...       3,546,000       3,782,000
                                                  ==========      ==========




See accompanying notes to condensed consolidated financial statements.

                                 CEM CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                                      1997             1996
                                                  -----------      -----------
Net sales ..................................      $21,920,000      $23,710,000
Cost of goods sold .........................        9,853,000        9,970,000
                                                  -----------      -----------
    Gross profit ...........................       12,067,000       13,740,000

Selling, general and administrative expenses        8,503,000        8,332,000
Research and development expenses ..........        2,106,000        2,108,000
                                                  -----------      -----------
    Income from operations .................        1,458,000        3,300,000

Investment income ..........................          315,000          333,000
Other expenses, net ........................           93,000           13,000
                                                  -----------      -----------
    Income before income taxes .............        1,680,000        3,620,000

Provision for income taxes .................          578,000        1,266,000
                                                  -----------      -----------
    Net income .............................      $ 1,102,000      $ 2,354,000
                                                  ===========      ===========

Net income per common and
    common equivalent share ................      $       .31      $       .63
                                                  ===========      ===========

Weighted average common and
    common equivalent shares outstanding ...        3,559,000        3,759,000
                                                  ===========      ===========



See accompanying notes to condensed consolidated financial statements.

                                 CEM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)


                                                        1997              1996
                                                    -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES ....      $ 3,482,000       $ 1,803,000
                                                    -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of available-for-sale investments ...        1,000,000         1,003,000
    Sale of held-to-maturity investments .....             --           1,000,000
    Purchase of available-for-sale investments         (500,000)       (1,000,000)
    Purchase of long-term investment .........         (250,000)             --
    Acquisition of intangibles ...............         (310,000)             --
    Capital expenditures, net ................         (445,000)         (636,000)
                                                    -----------       -----------
        Net cash (used in) provided by
           investing activities ..............         (505,000)          367,000
                                                    -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock ...          142,000           534,000
    Repurchase of common stock ...............         (348,000)         (397,000)
                                                    -----------       -----------
        Net cash (used in) provided by
           financing activities ..............         (206,000)          137,000
                                                    -----------       -----------

EFFECTS OF EXCHANGE RATES ON CASH ............          (37,000)           (8,000)
                                                    -----------       -----------

Net increase in cash and cash equivalents ....        2,734,000         2,299,000
Cash and cash equivalents at
    beginning of period ......................        1,832,000         2,078,000
                                                    -----------       -----------

Cash and cash equivalents at end of period ...      $ 4,566,000       $ 4,377,000
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


2.  INVENTORIES

The components of inventories at current cost at March 31, 1997 and June 30, 1996 are as follows:

                                               March 31               June 30
                                              ----------            ----------
Parts and raw materials ..........            $3,011,000            $2,974,000
Work-in-process and finished goods             2,536,000             2,665,000
                                              ----------            ----------
                                              $5,547,000            $5,639,000
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


4.  NEW PRONOUNCEMENTS

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

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128), which is effective for periods ending after December 15, 1997, including interim periods. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company will implement SFAS No. 128 in the required period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following table sets forth, for the three-month periods indicated, the percentages which certain components of the condensed consolidated statements of income bear to net sales and the percentage of change of such components from the same period of the prior year.

                                                              Three Months Ended
                                                 ----------------------------------------------
                                                     3/31/97       3/31/96          % Change
                                                 ------------   ------------      -------------

Net sales........................................    100.0  %       100.0  %          (5.1) %
Cost of goods sold...............................     43.4           43.7             (5.8)
                                                 ------------   ------------
       GROSS PROFIT..............................     56.6           56.3             (4.5)


Selling, general and administrative expenses.....     39.0           34.4              7.5
Research and development expenses................     10.5            9.6              4.6
                                                 ------------   ------------
       INCOME FROM OPERATIONS....................      7.1           12.3            (45.3)

Investment income................................      1.6            1.6             (4.2)
Other expenses, net..............................      0.4            0.1               nm
                                                 ------------   ------------
       INCOME BEFORE INCOME TAXES................      8.3           13.8            (42.9)

Provision for income taxes.......................      2.8            4.8            (44.3)
                                                 ------------   ------------
       NET INCOME................................      5.5  %         9.0  %         (42.2)
                                                 ============   ============


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997

The decline in sales resulted from continued weakness in the U.S. government and environmental markets and weaknesses of certain significant international economies, primarily Germany and Japan. Lower sales in these areas were partially offset by significant improvement in sales to Latin America, South America and Asia. In addition, the Company's STAR(TM) system continues to receive market acceptance. Compared to the prior year third quarter, foreign sales as a percent of total sales remained at 45%. Management continues to expect fiscal 1997 sales will be lower than the prior year.

Profit margins improved slightly from the prior year third quarter as the Company experienced an increase in foreign subsidiaries' sales as a percent of total sales which generally have a higher margin than U.S. sales.

Selling, general and administrative expenses increased primarily due to routine legal costs, commissions and expenses related to the changing geographic mix of sales to foreign distributors. Research and development expenses increased due to continued emphasis on the Company's commitment to new product development and enhancements. The Company expects these expences to remain between 8% and 10% of net sales for the foreseeable future.

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

                                                                 Nine Months Ended
                                                   --------------------------------------------
                                                      3/31/97        3/31/96        % Change
                                                   ------------   ------------    -------------

Net sales..........................................    100.0  %       100.0  %        (7.5) %
Cost of goods sold.................................     45.0           42.0           (1.2)
                                                   ------------   ------------
       GROSS PROFIT................................     55.0           58.0          (12.2)

Selling, general and administrative expenses.......     38.8           35.2            2.1
Research and development expenses..................      9.6            8.9           (0.1)
                                                   ------------   ------------
       INCOME FROM OPERATIONS......................      6.6           13.9          (55.8)

Investment income..................................      1.4            1.4           (5.4)
Other expenses, net................................      0.4            0.1             nm
                                                   ------------   ------------
       INCOME BEFORE INCOME TAXES..................      7.6           15.2          (53.6)

Provision for income taxes.........................      2.6            5.3          (54.3)
                                                   ------------   ------------
       NET INCOME..................................      5.0  %         9.9  %       (53.2)
                                                   ============   ============


RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 1997

The decline in total sales and the decline in foreign sales as a percent of total sales from 47% to 46% resulted primarily from the same factors described for the quarter ended March 31, 1997.

Gross profit declined primarily due to decline in sales from our German subsidiary which carries higher margins than U.S. sales, incremental service and warranty costs related to new product introductions, product mix and stable fixed costs in relation to declining sales. Management expects fiscal 1997 gross profit margins to be lower than the prior year.

Selling, general and administrative expenses increased primarily from the same factors described for the quarter ended March 31, 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION


FINANCIAL CONDITION

In the nine months ended March 31, 1997, the Company generated income from operations of approximately $1.5 million. The Company's cash and short-term investments increased to $8.2 million from $5.9 million at June 30, 1996, due primarily to cash provided by operating activities. The decrease in accounts receivable is primarily due to lower sales and improved collection efforts.

During the nine months ended March 31, 1997, the Company used approximately $350,000 to acquire 32,200 shares of the Company's common stock under the stock repurchase program. As of March 31, 1997, approximately $2.5 million remains authorized for the repurchase of the Company's common stock.

Management believes that working capital, planned capital expenditures, debt servicing and stock repurchases can be funded currently with cash on hand and cash generated from operations. The Company has never paid, and does not anticipate paying, cash dividends in the foreseeable future.

As expected, the Company experienced lower sales and earnings for the quarter ended March 31, 1997, as compared to prior year third quarter. The Company recorded strong growth during the third quarter in sales to customers in Latin America, South America and Asia, however the Company experienced particular weakness in demand in Germany and the U.S. government and environmental sectors. The Company continues to gain steady growth in demand for the STAR(TM) system since it was introduced in the third quarter of fiscal 1996. A central focus of the Company's strategic planning remains the research and development of new instruments. The Company is committed to improving existing products and developing new products. The Company expects earnings for fiscal 1997 to be substantially lower than in fiscal 1996. The preceding forward looking statement is subject to the following cautionary statement.

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

          (b) Reports on Form 8-K:

                  No Reports on Form 8-K were filed during the quarter ended March 31, 1997

                                 CEM CORPORATION
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: April 30, 1997                           CEM CORPORATION

                                               BY: /s/ Richard N. Decker
                                                   -----------------------------
                                                   Richard N. Decker
                                                   Vice President - Finance and
                                                   Chief Financial Officer

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    EXHIBITS

                                    ITEM 6(A)

                          Quarterly Report on Form 10-Q


For the quarter ended March 31, 1997             Commission File Number: 0-15383


                                 CEM CORPORATION
                                  EXHIBIT INDEX

Exhibit Number:      Exhibit Description
---------------      ----------------------------------------------------------
      11             Computation of Earnings per Share
      27             Financial Data Schedule (filed in electronic format only)