Form 10-K
period 1997-06-30
CEM CORP
filed 1997-09-25
CIK 793933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-15383

                                 CEM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         North Carolina                                 56-1019741
--------------------------------------------------------------------------------
    (State of Incorporation)                (I.R.S. Employer Identification No.)

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

                          $.05 par value Common Stock
                           ---------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of the Registrant's $.05 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of September 8, 1997, was $28,986,124. The number of issued and outstanding shares of the Registrant's $.05 par value Common Stock, its only outstanding class of Common Stock, as of September 8, 1997, was 3,485,997 shares.

Portions of the CEM Corporation Annual Report to Shareholders for the fiscal year ended June 30, 1997 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held November 6, 1997 are incorporated by reference into Part III.

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

Products

     Microwave Digestion Systems. The Microwave Digestion System and related accessories accounted for approximately 29%, 35% and 34% of the Registrant's consolidated sales in 1997, 1996 and 1995, respectively. This product is a microwave heating system designed especially for use in the digestion of samples for laboratory analysis. It performs a rapid dissolution of samples in acid in a closed vessel system and is sold to the analytical laboratory market.

     The MARS (Microwave Accelerated Reaction System) System, which is the next generation of the Microwave Digestion System, performs a rapid dissolution of samples in acid in a closed vessel system and was nearing completion of development in fiscal 1997. This System permits higher pressures to be used safely and provides greater measurement data for control of the instrument. Commercial introduction of the MARS System is expected in the second quarter of fiscal 1998.

     Moisture/Solids Analyzer. The Moisture/Solids Analyzer and related accessories accounted for approximately 19%, 18% and 21% of the Registrant's consolidated sales in 1997, 1996 and 1995, respectively. This product performs percent moisture or percent solids measurement in process control monitoring, quality control and product development in a variety of industries, including chemical processing, pharmaceuticals, food and dairy products, tobacco, textiles, paint and coatings, pulp and paper, water and wastewater treatment.

     Microwave Ashing System. The Microwave Ashing System uses microwave energy to rapidly oxidize a sample to determine the ash (metal oxide) content. This product is primarily sold to the analytical laboratory market and petrochemical industry.

     STAR System. The STAR system, which incorporates temperature control and reagent (acid) addition, is an open cavity microwave heating system designed initially for use in the digestion of samples for laboratory analysis. It performs a rapid dissolution of samples and is sold to the food, polymer, petroleum and chemical industries. The Registrant is in investigating applications of the STAR System in the semiconductor industry and the food industry for protein testing.

     Fat Analyzer System. The Registrant manufactures an automatic extraction unit which is used in conjunction with the Moisture/Solids Analyzer to form the Fat Analyzer System. This product measures the fat content of a variety of samples and is sold primarily to meat processing and other food industries.

     ProFat 2 System. The Pro Fat 2 System is a microwave based instrument that provides rapid moisture fat and protein results on most meat products, without solvents. The product is sold primarily to companies processing beef, poultry and pork products that require a rapid result for process control purposes and companies which utilize non solvent-based instruments for product analysis. The ProFat 2 System was introduced in the first quarter of fiscal 1998.

     Microwave Extraction System. The Microwave Extraction System uses microwave energy to rapidly heat solvents to high temperatures. These elevated temperatures reduce the time necessary to extract organic compounds from solid matrices. This product uses a unique temperature control system and multiple safety devices to ensure both rapid and safe sample preparation. This product is a cost effective alternative to traditional solvent extraction due to its high recoveries and significantly reduced solvent usage. The Microwave Extraction System is marketed under the trade name, MES 1000. Sales of the MES 1000 will be limited in the United States until the U.S. Environmental Protection Agency approves the use of microwave-based instruments as an alternative method for extraction.

     SpectroPrep System. The SpectroPrep System, which is sold on an intermittent basis, is a fully automated microwave heating system using a continuous flow-through process to digest samples for laboratory analysis. Initial uses of the system include environmental, chemical and agricultural applications.

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

     The Registrant's foreign sales are conducted through independent dealers throughout the world and the Registrant's subsidiaries in England, Germany and Italy. Foreign sales are primarily to customers in Europe, Asia and Latin America. Foreign sales accounted for 46%, 46% and 42% of net sales in fiscal 1997, 1996 and 1995, respectively.

Research and Development

     The Registrant invests heavily in the research and development of potential new products, product improvements and enhancements, and applications research for existing products. For fiscal 1997, 1996 and 1995, research and development expense was $2,742,000, $2,891,000 and $2,605,000, respectively.

     The Company's product development using certain proprietary technology licensed in 1996 relating to instruments used in testing for bacteria in raw milk and sterilization of dental, medical and laboratory equipment continues to progress as expected. The Company is not able to predict when prototype units will be delivered to prospective customers for testing.

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

Employees

     At June 30, 1997, the Registrant employed 176 persons. None of the Registrant's employees are covered by a collective bargaining agreement.

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

     The microwave open vessel digestion system (the STAR System) is designed to digest large samples or samples that are very reactive and can not be safely digested in a closed vessel digestion system. There is currently one competitor in this market, which also utilizes microwave based technology and automatic reagent additions, however the Registrant's product offers advantages in price and performance.

     The Registrant's Fat Analyzer System is the only Association of Analytical Chemists approved direct moisture, fat and protein system available. However, there is a competing technology using an indirect measurement method of analysis, which results in a quicker result time, but is not considered as accurate. In addition, this system is sold at a significantly higher price than the Registrant's system.

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

International Operations and Sales

     Information about the Registrant's international operations and sales is incorporated by reference to footnotes 1 and 7 of the financial statements contained in the Registrant's 1997 Annual Report to Shareholders.

ITEM 2 - PROPERTIES

     The Registrant's headquarters, research and manufacturing operations are located in an 82,000 square foot building on an eight and three-fourths acre tract of land owned by the Registrant near Charlotte, North Carolina. The Registrant also owns a 5,000 square foot office and warehouse facility in England, owns a 5,200 square foot office and warehouse in Germany and leases a 4,000 square foot office in Italy. The facility in Germany is subject to a mortgage which had a balance of $92,000 at June 30, 1997. Management believes these facilities are adequate to serve existing markets for the next several years.

ITEM 3 - LEGAL PROCEEDINGS

     The Registrant is not a party to any material legal proceedings other than routine litigation incidental to the business of the Registrant and the litigation entitled CEM Corporation versus Questron Corporation (Questron), in which it was judged that Questron had willfully and deliberately infringed on U.S. Patent No. 5,230,865. The Judgment by the United States District Court Eastern District of North Carolina, dated June 18, 1997, permanently enjoins Questron, its officers, directors, agents, employees and attorneys and all those in active concert with them from infringing, contributing to, or inducing others to infringe the patent. The thirty day appeal period expired on July 18, 1997, without appeal. The Registrant was awarded approximately $1.5 million plus treble damages, attorneys fees and interest. However, the collection of any significant amount by the Registrant is doubtful due to Questron's filing for Chapter 7 bankruptcy in July 1997.

ITEM 4 is inapplicable and has been omitted.

Separate Item - Executive Officers of the Registrant

     Information as to the chief executive officer of the Registrant is incorporated herein by reference to the section captioned "Election of Directors" of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held November 6, 1997. The following information is provided as to the executive officers of the Registrant who are not directors:

Name                     Age     Background
----------------------   -----   -----------------------------------------------

Richard N. Decker       48       Vice President - Finance, Chief Financial
                                 Officer, Secretary and Treasurer since 1995;
                                 Secretary, Treasurer and Chief Financial
                                 Officer 1993-1995; Vice President-Finance of the Water and Gas Meter Division of
                                 Schlumberger Limited Corporation 1982-1993.

     All of the Registrant's executive officers were appointed to their current positions at the Annual Meeting of the Board of Directors held on November 7, 1996. All of the Registrant's executive officers' terms of office extend until the next Annual Meeting of the Board of Directors and until their successors are elected and qualified.

PART II

ITEMS 5-7 are incorporated herein by reference to the inside front cover, pages 6-8, pages 18 and 20 and items captioned "1997 Financial Highlights", "Management's Discussion and Analysis", Footnote 10 "Quarterly Information (Unaudited)" and "Shareholders of Record" of the Registrant's 1997 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, notes to the financial statements and quarterly supplemental financial data of the Registrant appearing on pages 9-18 of the Registrant's 1997 Annual Report to Shareholders are hereby incorporated by reference.

ITEM 9 is inapplicable and has been omitted.

REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders of CEM Corporation:


     We have audited the consolidated financial statements of CEM Corporation and Subsidiaries as of June 30, 1997 and 1996, and for each of the three years in the period ended June 30, 1997, which financial statements are included on pages 9 through 18 of the 1997 Annual Report to Shareholders of CEM Corporation and incorporated by reference herein. We have also audited the financial statement schedule listed in the index on page 8 of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CEM Corporation and Subsidiaries as of June 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.


Charlotte, North Carolina
July 23, 1997

PART III

ITEMS 10 through 12 are incorporated herein by reference to the sections captioned "Principal Shareholders and Holdings of Management," "Election of Directors," "Executive Compensation," "Director Compensation" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held November 6, 1997.

ITEM 13 is inapplicable and has been omitted.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  (1) Financial Statements. See accompanying Index to Financial Statements.

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

               11.                Computation of Earnings per Share.

               13. The Registrant's 1997 Annual Report to Shareholders. This Annual Report to Shareholders is furnished for the information of the Commission only and, except for the parts thereof incorporated in this report, is not deemed to be "filed" as part of this filing.

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

--------------------

 * This exhibit is one of the Registrant's management contracts and compensatory plans and arrangements.

(1) Incorporated herein by reference to the Registrant's Form 10-K for the year ended June 30, 1994.

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                                                                        Reference (Page)
                                                                             -------------------------------------------

                                                                                                         Annual
                                                                                 Form 10-K              Report to
Item 14. (A) Index to Financial Statements and Schedules                       Annual Report          Shareholders
-----------------------------------------------------------------------------  -------------          ------------

Data incorporated by reference from the attached 1997 Annual Report to
Shareholders:

    Balance Sheets as of June 30, 1997 and 1996                                                             9

    Statements of Income for the years ended                                                               10
    June 30, 1997, 1996 and 1995

    Statements of Cash Flows for the years                                                                 11
    ended June 30, 1997, 1996 and 1995

    Statements of Shareholders' Equity for the                                                             12
    years ended June 30, 1997, 1996 and 1995

    Notes to Financial Statements                                                                        13 - 18


Data submitted herewith:

    Report of Independent Accountants                                                6

    Financial Statement Schedule:
        Schedule II - Valuation and Qualifying Accounts                              10


With the exception of the consolidated financial statements listed in the above index, the information referred to in Items 5, 6, 7 and the supplementary quarterly information referred to in Item 8, all of which is included in the 1997 Annual Report to Shareholders of CEM Corporation and incorporated by reference into this Form 10-K Annual Report, the 1997 Annual Report to Shareholders is not to be deemed "filed" as part of this report.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CEM CORPORATION

                                         By:  /s/ Michael J. Collins
                                              ---------------------------------
                                              Michael J. Collins
Dated: September 24, 1997                     President and
                                              Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                               Capacity                                         Date
------------------------------   ------------------------------------------------------      ---------------------------

/s/ Ronald A. Norelli            Chairman of the Board of Directors                              September 24, 1997
------------------------------
      Ronald A. Norelli

/s/ Michael J. Collins           President, Chief Executive Officer and Director                 September 24, 1997
------------------------------       (Principal Executive Officer)
      Michael J. Collins

/s/ Richard N. Decker            Vice President - Finance, Chief Financial Officer,              September 24, 1997
------------------------------       Secretary and Treasurer (Principal Financial
      Richard N. Decker              and Accounting Officer)

/s/ John L. Chanon               Director                                                        September 24, 1997
------------------------------
      John L. Chanon

/s/ John D. Correnti             Director                                                        September 24, 1997
------------------------------
      John D. Correnti


                                 CEM CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1997, 1996 AND 1995




                                                   Balance at
                                                  beginning of  Charged to costs                      Balance at
                          Description                period       and expenses     Deductions       end of period
                 ----------------------------     ------------  ----------------   ----------       -------------

Year ended       Accounts receivable,            $  720,000         607,000        (287,000)       $ 1,039,000
June 30, 1997    inventory and warranty
                 reserves

Year ended       Accounts receivable,            $  752,000         301,000        (333,000)       $   720,000
June 30, 1996    inventory and warranty
                 reserves

Year ended       Accounts receivable,            $  728,000         331,000        (307,000)       $   752,000
June 30, 1995    inventory and warranty
                 reserves


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    EXHIBITS
                                  ITEM 14(a)(3)
                           ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended                                 Commission File Number
-------------------------                                 ----------------------
      June 30, 1997                                                 0-15383

                                 CEM CORPORATION
                                  EXHIBIT INDEX


Exhibit No.               Exhibit Description
-----------               -------------------

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

      13.                 The Registrant's 1997 Annual Report to Shareholders.
                          This Annual Report to shareholders is furnished for the information of the Commission only and, except for the parts thereof incorporated in this report, is not deemed to be "filed" as part of this filing (page __ of the sequentially numbered pages).

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

      99. Revised Item 21 of Part II to the Registrant's registration statements on Form S-8 (Registration Numbers 33-11952 and 33-25739).(1)

----------------------

(1) Incorporated herein by reference to the Registrant's Form 10-K for the year ended June 30, 1994.