Form 10-Q
period 1997-09-30
CEM CORP
filed 1997-10-28
CIK 793933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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


               Post Office Box 200, Matthews, North Carolina 28106
               ---------------------------------------------------
                (Mailing address of principal executive offices)


                                 (704) 821-7015
                         -------------------------------
                         (Registrant's telephone number,
                              including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X    No
                                      -----     ------

3,482,297 shares of the issuer's $.05 par value common stock, its only class of common stock, were outstanding as of October 22, 1997.

PART I. FINANCIAL INFORMATION


QUARTERLY REPORT ON FORM 10-Q
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 1997
CEM Corporation
Matthews, North Carolina


The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

                                 CEM Corporation
                      Condensed Consolidated Balance Sheets
                         September 30 and June 30, 1997
                                   (unaudited)

(in thousands)

                                                 September 30     June 30
                                                 ------------     -------
ASSETS

Current Assets:
   Cash and cash equivalents                      $ 6,271         $ 5,833
   Short-term investments                           3,800           3,100
   Trade receivables                                4,778           5,990
   Inventories                                      5,042           5,139
   Deferred taxes and other                           577             742
                                                  -------         -------
      Total current assets                         20,468          20,804

Long-term Investments                               2,266           2,268

Property, Plant and Equipment, Net                  5,183           5,296

Other Assets                                          876             846
                                                  -------         -------

                                                  $28,793         $29,214
                                                  =======         =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses          $ 2,166         $ 2,868
   Deferred income                                  1,049           1,039
   Income taxes payable                               579             488
                                                  -------         -------
      Total current liabilities                     3,794           4,395

Long-term Debt, Net of Current Maturities           1,210           1,229

Deferred Taxes                                        110             110

Shareholders' Equity                               23,679          23,480
                                                  -------         -------

                                                  $28,793         $29,214
                                                  =======         =======




See accompanying notes to condensed consolidated financial statements.

                                 CEM Corporation
                   Condensed Consolidated Statements of Income
             For the three months ended September 30, 1997 and 1996
                                   (unaudited)

(in thousands, except per share data)

                                                             1997              1996
                                                            -------          -------

Net sales                                                   $ 6,603          $ 6,610
Cost of goods sold                                            3,061            3,058
                                                            -------          -------
    Gross profit                                              3,542            3,552

Selling, general and administrative expenses                  2,631            2,772
Research and development expenses                               687              658
                                                            -------          -------
    Income from operations                                      224              122

Investment income                                               151               94
Other expense, net                                              (16)             (52)
                                                            -------          -------
    Income before income taxes                                  359              164

Provision for income taxes                                      118               58
                                                            -------          -------
    Net income                                              $   241          $   106
                                                            =======          =======

    Net income per common and common equivalent share       $   .07          $   .03
                                                            =======          =======

    Weighted average common and common equivalent
    shares outstanding                                        3,504            3,609
                                                            =======          =======



See accompanying notes to condensed consolidated financial statements.

                                 CEM Corporation
                 Condensed Consolidated Statements of Cash Flows
             For the three months ended September 30, 1997 and 1996
                                   (unaudited)

(in thousands)

                                                              1997              1996
                                                             -------          -------

Net cash provided by operating activities                    $ 1,423          $   712
                                                             -------          -------

Cash flows from investing activities:
    Purchase of available-for-sale investments                  (700)            --
    Sale of available-for-sale investments                      --                500
    Purchase of long-term investment                            --               (250)
    Acquisition of intangibles                                   (78)            (129)
    Capital expenditures, net                                   (187)            (148)
                                                             -------          -------
           Net cash used in investing activities                (965)             (27)
                                                             -------          -------

Cash flows from financing activities:
    Proceeds from issuance of common stock                        25              142
    Repurchase of common stock                                   (47)            (348)
                                                             -------          -------
          Net cash used in financing activities                  (22)            (206)
                                                             -------          -------

Effects of exchange rates on cash                                  2                2
                                                             -------          -------

    Net increase in cash and cash equivalents                    438              481
    Cash and cash equivalents at beginning of period           5,833            1,832
                                                             -------          -------

Cash and cash equivalents at end of period                   $ 6,271          $ 2,313
                                                             =======          =======




See accompanying notes to condensed consolidated financial statements.

                                 CEM Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


1.  Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended June 30, 1998.


2.  Inventories

The components of inventories at current cost at September 30 and June 30, 1997 are as follows:

(in thousands)

                                         September 30     June 30
                                         ------------     -------
Parts and raw materials                    $2,869         $2,560
Work-in-process and finished goods          2,173          2,579
                                           ------         ------
                                           $5,042         $5,139
                                           ======         ======


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


4.  New Pronouncement

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128), which is effective for periods ending after December 15, 1997, including interim periods. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or common stock equivalents. Management believes the impact on the Company's earnings per share will not be materially different than earnings per share determined in accordance with current guidance. The Company will implement SFAS No. 128 in the required period.

Management's Discussion and Analysis of
Results of Operations and Financial Condition


The following table sets forth, for the three-month periods indicated, the percentages which certain components of the condensed consolidated statements of income bear to net sales and the percentage of change of such components from the same period of the prior year.

                                                                Three Months Ended
                                                       9/30/97       9/30/96     % Change
                                                       -------       -------     --------

Net sales                                              100.0%          100.0%      (0.1)%
Cost of goods sold                                      46.4            46.3        0.1
                                                       -----           -----
       Gross profit                                     53.6            53.7       (0.3)

Selling, general and administrative expenses            39.9            41.9       (5.1)
Research and development expenses                       10.4            10.0        4.4
                                                       -----           -----
       Income from operations                            3.3             1.8       83.6

Investment income                                        2.3             1.5       60.6
Other expense, net                                      (0.2)           (0.8)        nm
                                                       -----           -----
       Income before income taxes                        5.4             2.5      118.9

Provision for income taxes                               1.8             0.9      103.4
                                                       -----           -----
       Net income                                        3.6%            1.6%     127.4
                                                       =====           =====


Results of Operations

The Company experienced flat sales in comparison with the prior year, partly due to the introduction of the Company's next generation digestion system, Microwave Accelerated Reaction System (MARS), reducing demand for the Company's existing digestion systems. However, the Company believes this will prove temporary as shipments of MARS should start to contribute to the Company's revenues, especially during the second fiscal half. In addition, the Company experienced some softness in sales in Asia, particularly in Japan. As a result, foreign sales decreased as a percent of total sales from 47% to 46%.

Gross profit remained relatively consistent with the prior year. Selling, general and administrative expenses decreased due to the effectiveness of cost containment measures. Research and development remained relatively consistent with the prior year and reflects the Company's continued commitment to new product development and enhancements. The Company expects these expenses to remain between 8% and 10% of net sales for the foreseeable future.

The increase in investment income was due to the increase in the Company's cash position.

The Company's effective tax rate decreased from 35% to 33% due to the extension of the Research and Experimentation tax credit and the increase in non-taxable investment income as a percentage of income before taxes. Management expects the rate to remain near 33% in fiscal 1998.

Management's Discussion and Analysis of
Results of Operations and Financial Condition


Financial Condition

In the first quarter of fiscal 1998, the Company generated cash from operations of approximately $1,423,000. The decline in accounts receivable is primarily due to the effectiveness of the Company's focus on certain internal processes.

During the three months ended September 30, 1997, the Company used approximately $47,000 to acquire 5,000 shares of the Company's common stock under the stock repurchase program. As of September 30, 1997, approximately $2.1 million remains authorized for the repurchase of the Company's common stock.

Management believes that working capital, planned capital expenditures, debt servicing and stock repurchases can be funded currently with cash on hand and cash generated from operations. The Company has never paid, and does not anticipate paying, cash dividends in the foreseeable future.

The Company expects continued recovery in sales in subsequent periods due to seasonal factors, the introduction of the Company's new MARS product and the effectiveness of the Company's ongoing organizational transformation through the use of cross-functional teams. The preceding forward looking statement should be considered with the following cautionary statement.

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


             (b)  Reports on Form 8-K:

                  No Reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                 CEM CORPORATION
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: October 22, 1997                        CEM CORPORATION

                                              BY:  \s\ Richard N. Decker
                                                   ---------------------
                                                       Richard N. Decker
                                                       Secretary, Treasurer and
                                                       Chief Financial Officer

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    EXHIBITS

                                    ITEM 6(a)

                          Quarterly Report on Form 10-Q


For the quarter ended September 30, 1997         Commission File Number: 0-15383


                                 CEM CORPORATION
                                  EXHIBIT INDEX

Exhibit Number:            Exhibit Description
---------------            -------------------

      11                   Computation of Earnings per Share
      27                   Financial  Data  Schedule  (filed in electronic
                           format only)