Form 10-Q
period 1997-12-31
CEM CORP
filed 1998-01-28
CIK 793933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO


Commission File Number: 0-15383


                                 CEM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             North Carolina                             56-1019741
--------------------------------------------------------------------------------
         (State of Incorporation)           (I.R.S. Employer Identification No.)

   3100 Smith Farm Road, Matthews, NC                      28105
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)


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

3,435,989 shares of the issuer's $.05 par value common stock, its only class of common stock, were outstanding as of January 19, 1998.


                                    1 of 15

PART I. FINANCIAL INFORMATION


ITEM 1.  Financial statements


QUARTERLY REPORT ON FORM 10-Q
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended December 31, 1997
CEM Corporation
Matthews, North Carolina


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


                                    2 of 15

                                 CEM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31 AND JUNE 30, 1997
                                   (UNAUDITED)

(in thousands)
                                                December 31       June 30
                                                -----------       -------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                      $ 4,787         $ 5,833
   Short-term investments                           3,700           3,100
   Trade receivables                                5,720           5,990
   Inventories                                      5,109           5,139
   Deferred taxes and other                           889             742
                                                  -------         -------

      Total current assets                         20,205          20,804

LONG-TERM INVESTMENTS                               3,377           2,268

PROPERTY, PLANT AND EQUIPMENT, NET                  5,152           5,296

OTHER ASSETS                                          875             846
                                                  -------         -------

                                                  $29,609         $29,214
                                                  =======         =======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses          $ 2,546         $ 2,868
   Deferred income                                  1,099           1,039
   Income taxes payable                               908             488
                                                  -------         -------

      Total current liabilities                     4,553           4,395

LONG-TERM DEBT, NET OF CURRENT MATURITIES           1,184           1,229

DEFERRED TAXES                                        110             110

SHAREHOLDERS' EQUITY                               23,762          23,480
                                                  -------         -------

                                                  $29,609         $29,214
                                                  =======         =======


See accompanying notes to condensed consolidated financial statements.


                                    3 of 15

                                 CEM CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)

(in thousands, except per share data)
                                                          1997           1996
                                                         ------         ------

Net sales                                                $8,705         $8,172
Cost of goods sold                                        4,051          3,699
                                                         ------         ------
     Gross profit                                         4,654          4,473

Selling, general and administrative expenses              2,966          2,947
Research and development expenses                           740            694
                                                         ------         ------
     Income from operations                                 948            832

Investment income                                           144            106
Other expenses, net                                          24             14
                                                         ------         ------
     Income before income taxes                           1,068            924

Provision for income taxes                                  343            319
                                                         ------         ------
     Net income                                          $  725         $  605
                                                         ======         ======

Net income per common share (basic)                      $  .21         $  .17
                                                         ======         ======

     Average common shares outstanding (basic)            3,468          3,534
                                                         ======         ======

Net income per common share (diluted)                    $  .21         $  .17
                                                         ======         ======

     Average common shares outstanding (diluted)          3,522          3,545
                                                         ======         ======

See accompanying notes to condensed consolidated financial statements.


                                    4 of 15

                                 CEM CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)

(in thousands, except per share data)
                                                           1997            1996
                                                         -------         -------

Net sales                                                $15,308         $14,782
Cost of goods sold                                         7,112           6,757
                                                         -------         -------
     Gross profit                                          8,196           8,025

Selling, general and administrative expenses               5,598           5,719
Research and development expenses                          1,426           1,352
                                                         -------         -------
     Income from operations                                1,172             954

Investment income                                            294             200
Other expenses, net                                           39              66
                                                         -------         -------
     Income before income taxes                            1,427           1,088

Provision for income taxes                                   461             377
                                                         -------         -------
     Net income                                          $   966         $   711
                                                         =======         =======

Net income per common share (basic)                      $   .28         $   .20
                                                         =======         =======

     Average common shares outstanding (basic)             3,478           3,537
                                                         =======         =======

Net income per common share (diluted)                    $   .28         $   .20
                                                         =======         =======

     Average common shares outstanding (diluted)           3,514           3,564
                                                         =======         =======

See accompanying notes to condensed consolidated financial statements.


                                    5 of 15

                                 CEM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)

(in thousands)
                                                               1997             1996
                                                             -------          -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                    $ 1,958          $ 1,808
                                                             -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sale of available-for-sale investments                    2,000            1,000
     Purchase of available-for-sale investments               (2,600)            (500)
     Purchase of long-term investment                         (1,152)            (250)
     Acquisition of intangibles                                 (124)            (215)
     Capital expenditures, net                                  (438)            (313)
                                                             -------          -------
               Net cash used in investing activities          (2,314)            (278)
                                                             -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of notes payable                                    (66)            --
     Proceeds from issuance of common stock                      251              142
     Repurchase of common stock                                 (867)            (348)
                                                             -------          -------
               Net cash used in financing activities            (682)            (206)
                                                             -------          -------

EFFECTS OF EXCHANGE RATES ON CASH                                 (8)              25
                                                             -------          -------

Net increase (decrease) in cash and cash equivalents          (1,046)           1,349
Cash and cash equivalents at beginning of period               5,833            1,832
                                                             -------          -------

Cash and cash equivalents at end of period                   $ 4,787          $ 3,181
                                                             =======          =======


See accompanying notes to condensed consolidated financial statements.


                                    6 of 15

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


2.  INVENTORIES

The components of inventories at current cost at December 31 and June 30, 1997 are as follows:

(in thousands)
                                         December 31     June 30
                                         -----------     -------
Parts and raw materials                    $2,959         $2,560
Work-in-process and finished goods          2,150          2,579
                                           ------         ------
                                           $5,109         $5,139
                                           ======         ======


3.  NET INCOME PER COMMON SHARE

Basic Earnings Per Share Computation:
The computation of basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common share outstanding during the period. Shares issued during the period and shares repurchased by the Company during the period are weighted for the portion of the period that they were outstanding. Income and share information for the three months ended December 31, 1997 follows:

(in thousands, except per share data)

Net income                                                                        $725
Less: preferred stock dividends                                                    --
                                                                                  ====
Income available to common stockholders                                           $725
                                                                                  ====


                 Dates                              Shares      Fraction       Weighted
              Outstanding                        Outstanding    of Period   Average Shares
              -----------                        -----------    ---------   --------------

October 1, 1997                                                                  3,486
Shares repurchased during the period                 (75)         37/92            (30)
Stock options exercised during the period             25          42/92             12
                                                                                ------
Weighted average shares                                                          3,468
                                                                                ======

Basic earnings per common share                                                 $  .21
                                                                                ======



                                    7 of 15

                                 CEM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.  NET INCOME PER COMMON SHARE (CONTINUED)

Income and share information for the six months ended December 31, 1997 follows:

(in thousands, except per share data)

Net income                                                                    $966
Less: preferred stock dividends                                                --
                                                                              ----
Income available to common stockholders                                       $966
                                                                              ====


               Dates                               Shares      Fraction     Weighted
            Outstanding                         Outstanding   of Period  Average Shares
            -----------                         -----------   ---------  --------------

July 1, 1997                                                                 3,487
Shares repurchased during the period               (80)         41/184         (18)
Stock options exercised during the period           29          57/184           9
                                                                            ------
Weighted average shares                                                      3,478
                                                                            ======

Basic earnings per common share                                             $  .28
                                                                            ======


Diluted Earnings Per Share Computation:
The computation of diluted earnings per common share is similar to the computation of basic earnings per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued. Potential common shares consist of dilutive stock options using the treasury stock method.

(in thousands, except per share data)

                                               For the three months ended  For the six months ended
                                                       December 31,                December 31,
                                                          1997                         1997
                                                         ------                       ------
Income available to common shareholders                  $  725                       $  966
Plus: Preferred stock dividends                            --                           --
                                                         ------                       ------
Income available to common stockholders                  $  725                       $  966
                                                         ------                       ------

Weighted average shares                                   3,468                        3,478
Dilutive potential common shares (stock options)             54                           36
                                                         ------                       ------
Adjusted weighted average shares                          3,522                        3,514
                                                         ======                       ======

Diluted earnings per share                               $  .21                       $  .28
                                                         ======                       ======


Options to purchase 128,000 and 230,000 shares of common stock at a weighted average price of $10.62 and $9.94 per share were outstanding during the three and six months ended December 31, 1997, respectively, which were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during the periods.

4.  NEW PRONOUNCEMENTS

There have been no new pronouncements issued which have not already been implemented by the Company which management believes would have a material impact on the financial statements.


                                    8 of 15

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following table sets forth, for the three-month periods indicated, the percentages which certain components of the condensed consolidated statements of income bear to net sales and the percentage of change of such components from the same period of the prior year.

                                                                    Three Months Ended
                                                        --------------------------------------------
                                                        12/31/97          12/31/96          % Change
                                                        --------          --------          --------

Net sales                                                 100.0%            100.0%             6.5%
Cost of goods sold                                         46.5              45.3              9.5
                                                          -----              ----
        GROSS PROFIT                                       53.5              54.7              4.0

Selling, general and administrative expenses               34.1              36.0              0.6
Research and development expenses                           8.5               8.5              6.6
                                                          -----              ----
        INCOME FROM OPERATIONS                             10.9              10.2             13.9

Investment income                                           1.6               1.3             35.8
Other expenses, net                                         0.3               0.2             71.4
                                                          -----              ----
        INCOME BEFORE INCOME TAXES                         12.2              11.3             15.6

Provision for income taxes                                  3.9               3.9              7.5
                                                          -----              ----
        NET INCOME                                          8.3%              7.4%            19.8
                                                          =====              ====


RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1997

The increase in sales primarily resulted from the introduction of MARS, the Company's new closed-vessel digestion system, which accounted for approximately $1.1 million or 13% of net sales for the quarter. Substantial currency weakness in various countries within Asia, particularly South Korea, Japan, Thailand and Indonesia, resulted in a 5% sales decline in this area. We expect the difficulties with Asian currencies to potentially result in a decline in sales to Asia. Foreign sales increased as a percent of total sales from 46% to 49% as weakness in Asia was offset by growth of sales in Europe.

As expected, integrating MARS into our manufacturing operations during the quarter caused an overall reduction in gross margin from 54.7% to 53.5%. We expect to realize greater economies of scale for MARS during the second half of the fiscal year.

Selling, general and administrative expenses remained relatively flat with the prior year due to cost containment initiatives. Research and development increased slightly as the MARS platform was finalized. The Company is committed to new product development and enhancements, and expects research and development expenses to remain between 8% and 10% of net sales for the foreseeable future.

Investment income increased 35.8% due to increases in short-term and long-term investments which resulted from cash provided by operating activities.

The Company's effective tax rate declined from 34.5% to 32.1% resulting from the renewal of the Research and Experimentation tax credit through June 30, 1998 and higher non-taxable investment income as a percentage of income before income taxes. Management expects the rate to remain near 32% for the remainder of fiscal 1998.



                                    9 of 15

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

The following table sets forth, for the six-month periods indicated, the percentages which certain components of the condensed consolidated statements of income bear to net sales and the percentage of change of such components from the same period of the prior year.

                                                                     Six Months Ended
                                                        --------------------------------------------
                                                        12/31/97          12/31/96          % Change
                                                        --------          --------          --------


Net sales                                                 100.0%            100.0%             3.6%
Cost of goods sold                                         46.5              45.7              5.3
                                                          -----              ----
        GROSS PROFIT                                       53.5              54.3              2.1

Selling, general and administrative expenses               36.6              38.7             (2.1)
Research and development expenses                           9.3               9.1              5.5
                                                          -----              ----
        INCOME FROM OPERATIONS                              7.6               6.5             22.9

Investment income                                           1.9               1.4             47.0
Other expenses, net                                         0.2               0.5            (40.9)
                                                          -----              ----
        INCOME BEFORE INCOME TAXES                          9.3               7.4             31.2

Provision for income taxes                                  3.0               2.6             22.3
                                                          -----              ----
        NET INCOME                                          6.3%              4.8%            35.9
                                                          =====              ====


RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1997

The increase in total sales resulted primarily from the same factors described for the quarter ended December 31, 1997. Foreign sales as a percent of total sales remained flat at 47%.

Gross profit declined primarily due to the factors described for the quarter ended December 31, 1997. Selling, general and administrative expenses declined due to cost containment measures while research and development expenses increased based on MARS development costs.

Investment income and the Company's effective tax rate are primarily due to the factors described for the quarter ended December 31, 1997.

FINANCIAL CONDITION

In the first half of fiscal 1998, the Company generated cash from operations of approximately $2.0 million including $1.0 million in net income, a decline in accounts receivable due to the effectiveness of the Company's focus on certain internal processes, and other temporary changes in working capital needs.

In November 1997, the Company invested $1.2 million in long-term held to maturity investments denominated in 2.0 million German marks. This transaction was designated as a hedge of a future investment in CEM GmbH which will be used to retire long-term debt when it matures in fiscal 2000.

During the six months ended December 31, 1997, the Company used approximately $867,000 to acquire 80,000 shares of the Company's common stock under the stock repurchase program. On January 26, 1998, the Company's Board of Directors has authorized the use of up to $4.0 million for additional repurchases of shares of CEM's Common Stock which extends through September 1999. Including the $1.2 million remaining from a previous authorization which expires in June 1998, the Company has a total of $5.2 million available for repurchases.


                                    10 of 15

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

The Company is in the process of assessing its systems and other exposures related to customers, suppliers and other constituents for compatibility with the year 2000. The Company expects to upgrade or replace existing systems by the year 2000. Based on our preliminary assessment, management does not believe the cost to upgrade or replace its systems for compatibility with the year 2000 issue will be material to the financial statements.

Management believes that working capital, planned capital expenditures, debt servicing and stock repurchases can be funded currently with cash on hand and cash generated from operations. The Company has never paid, and does not anticipate paying, cash dividends in the foreseeable future.

Management expects U.S. and Europe sales and continued worldwide market penetration of the new MARS product to offset potential declines in Asia. The Company also expects realization of greater economies of scale related to MARS during the second half of fiscal 1998 and continued effectiveness of the Company's ongoing organizational transformation through the use of cross-functional teams. The preceding forward looking statements should be considered with the following cautionary statement.

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

The industry in which the Company competes, as well as the markets that it serves, are characterized by cyclical market patterns as a consequence of, among other things, business cycles, foreign exchange fluctuations, regulatory changes, government spending levels and general economic conditions. These factors affect the timing of orders from the Company's customers and cause substantial variations in sales and profitability from quarter to quarter. Likewise, supplier-related delays and the timing of the release of orders by the Company's customers may affect quarter-to-quarter sales and profitability. The Company's sales may also be adversely affected by direct and indirect competition from third parties including, but not limited to, legal challenges to existing patents or pending patent applications.

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


                                    11 of 15

PART II. OTHER INFORMATION


ITEMS 1, 2, 3, and 5 are not applicable and are omitted.

ITEM 4.   Submission of Matters to a Vote of Security Holders

                     At the Registrant's Annual Meeting of Shareholders held on November 6, 1997, the following matters were submitted to a vote of the shareholders of the Registrant:

                     1. Election of four nominees to the Board of Directors of the Registrant for terms ending at the Annual Meeting of Shareholders in 1998:

                                                                 Shares Voted           Shares         Shares Not
                                          Nominee                  in Favor            Withheld          Voted
                           --------------------------------      ------------          --------         ---------
                           Michael J. Collins                      3,117,829            34,688          333,480
                           Ronald A. Norelli                       3,117,279            35,238          333,480
                           John L. Chanon                          3,117,229            35,288          333,480
                           John D. Correnti                        3,117,429            35,088          333,480

                     2. Ratification of the selection of Coopers & Lybrand, L.L.P. as independent public accountants to audit the Corporation's financial statements for the fiscal year ending June 30, 1998, which was approved by a vote of 3,146,653 shares in favor and 3,810 shares against, with 2,054 shares abstaining.

ITEM 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits:

                  (11) Statement of Computation of Earnings per Share - Paragraph 40 of FAS 128 requires that a reconciliation of the numerators and the denominators of the basic and diluted per-share computations for income from continuing operations be disclosed in the footnotes to the financial statements and since the registrant complies with FAS 128 and the required information is disclosed in footnote 3 in the interim financial statements, Exhibit 11 is not required.

                  (27) Financial Data Schedule (filed in electronic format only). This schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.

         (b) Reports on Form 8-K:

                  No Reports on Form 8-K were filed during the quarter ended December 31, 1997.


                                    12 of 15

                                 CEM CORPORATION
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: January 26, 1998                  CEM CORPORATION

                                        BY:  \s\ Richard N. Decker
                                             -------------------------------
                                                 Richard N. Decker
                                                  Secretary, Treasurer and
                                                   Chief Financial Officer


                                    13 of 15

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    EXHIBITS

                                    ITEM 6(A)

                          Quarterly Report on Form 10-Q


For the quarter ended December 31, 1997         Commission File Number: 0-15383


                                 CEM CORPORATION
                                  EXHIBIT INDEX

Exhibit Number:            Exhibit Description
---------------            -------------------

                  27 Financial Data Schedule (filed in electronic format only)


                                    14 of 15