Form 10-Q
period 1998-03-31
CEM CORP
filed 1998-05-06
CIK 793933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO
         _____________


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

                             Yes  [X]      No  [ ]


3,445,327 shares of the issuer's $.05 par value common stock, its only class of common stock, were outstanding as of April 23, 1998.

PART I. FINANCIAL INFORMATION


ITEM 1.  Financial statements


QUARTERLY REPORT ON FORM 10-Q
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 1998
CEM Corporation
Matthews, North Carolina


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

                                 CEM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1998 AND JUNE 30, 1997
                                   (UNAUDITED)


(in thousands)
                                                    March 31           June 30
                                                    --------           -------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ............            $ 6,161            $ 5,833
   Short-term investments ...............              3,200              3,100
   Trade receivables ....................              5,983              5,990
   Inventories ..........................              5,548              5,139
   Deferred taxes and other .............                702                742
                                                     -------            -------

      Total current assets ..............             21,594             20,804

LONG-TERM INVESTMENTS ...................              3,347              2,268

PROPERTY, PLANT AND EQUIPMENT, NET ......              5,017              5,296

OTHER ASSETS ............................                913                846
                                                     -------            -------

                                                     $30,871            $29,214
                                                     =======            =======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses             $ 3,256            $ 2,868
   Deferred income ......................              1,276              1,039
   Income taxes payable .................                861                488
                                                     -------            -------

      Total current liabilities .........              5,393              4,395

LONG-TERM DEBT, NET OF CURRENT MATURITIES              1,151              1,229

DEFERRED TAXES ..........................                110                110

SHAREHOLDERS' EQUITY ....................             24,217             23,480
                                                     -------            -------

                                                     $30,871            $29,214
                                                     =======            =======


See accompanying notes to condensed consolidated financial statements.

                                 CEM CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

(in thousands, except per share data)
                                                                              1998              1997
                                                                             ------            ------

Net sales .......................................................            $8,012            $7,138
Cost of goods sold ..............................................             3,778             3,096
                                                                             ------            ------
    Gross profit ................................................             4,234             4,042

Selling, general and administrative expenses ....................             2,745             2,784
Research and development expenses ...............................               737               754
                                                                             ------            ------
    Income from operations ......................................               752               504

Investment income ...............................................               124               115
Other expenses, net .............................................                26                27
                                                                             ------            ------
    Income before income taxes ..................................               850               592

Provision for income taxes ......................................               268               201
                                                                             ------            ------
    Net income ..................................................            $  582            $  391
                                                                             ======            ======

Earnings Per Share:

     Basic ......................................................            $  .17            $  .11
                                                                             ======            ======

     Diluted ....................................................            $  .17            $  .11
                                                                             ======            ======

Common and equivalent shares used in computing per-share amounts:

     Basic ......................................................             3,442             3,534
                                                                             ======            ======

     Diluted ....................................................             3,476             3,546
                                                                             ======            ======




See accompanying notes to condensed consolidated financial statements.

                                 CEM CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

(in thousands, except per share data)
                                                                               1998               1997
                                                                             -------            -------

Net sales .......................................................            $23,320            $21,920
Cost of goods sold ..............................................             10,890              9,853
                                                                             -------            -------
    Gross profit ................................................             12,430             12,067

Selling, general and administrative expenses ....................              8,342              8,503
Research and development expenses ...............................              2,163              2,106
                                                                             -------            -------
    Income from operations ......................................              1,925              1,458

Investment income ...............................................                419                315
Other expenses , net ............................................                 66                 93
                                                                             -------            -------
    Income before income taxes ..................................              2,278              1,680

Provision for income taxes ......................................                729                578
                                                                             -------            -------
    Net income ..................................................            $ 1,549            $ 1,102
                                                                             =======            =======

Earnings Per Share:

     Basic ......................................................            $   .45            $   .31
                                                                             =======            =======

     Diluted ....................................................            $   .44            $   .31
                                                                             =======            =======

Common and equivalent shares used in computing per-share amounts:

     Basic ......................................................              3,466              3,536
                                                                             =======            =======

     Diluted ....................................................              3,495              3,559
                                                                             =======            =======




See accompanying notes to condensed consolidated financial statements.

                                 CEM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

(in thousands)
                                                                  1998                1997
                                                                -------             -------

NET CASH PROVIDED BY OPERATING ACTIVITIES ..........            $ 3,041             $ 3,482
                                                                -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of available-for-sale investments .........              3,100               1,000
    Purchase of available-for-sale investments .....             (3,200)               (500)
    Purchase of long-term investment ...............             (1,152)               (250)
    Acquisition of intangibles .....................               (208)               (310)
    Capital expenditures, net ......................               (589)               (445)
                                                                -------             -------
           Net cash used in investing activities ...             (2,049)               (505)
                                                                -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of notes payable .......................                 18                --
    Proceeds from issuance of common stock .........                409                 142
    Repurchase of common stock .....................             (1,097)               (348)
                                                                -------             -------
           Net cash used in financing activities ...               (670)               (206)
                                                                -------             -------

EFFECTS OF EXCHANGE RATES ON CASH ..................                  6                 (37)
                                                                -------             -------

Net increase (decrease) in cash and cash equivalents                328               2,734
Cash and cash equivalents at beginning of period ...              5,833               1,832
                                                                -------             -------

Cash and cash equivalents at end of period .........            $ 6,161             $ 4,566
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


2.  INVENTORIES

The components of inventories at current cost at March 31, 1998 and June 30, 1997 are as follows:

(in thousands)
                                             March 31          June 30
                                             --------          -------
Parts and raw materials ..........            $3,453            $2,560
Work-in-process and finished goods             2,095             2,579
                                              ------            ------
                                              $5,548            $5,139
                                              ======            ======


3.  NET INCOME PER COMMON SHARE

Basic Earnings Per Share Computation:
The computation of basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Shares issued during the period and shares repurchased by the Company during the period are weighted for the portion of the period that they were outstanding.
Income and share information for the three months ended March 31, 1998 follows:

(in thousands, except per share data)

Net income ............................            $582
Less: preferred stock dividends .......             --
                                                   ----
Income available to common stockholders            $582
                                                   ====



            Dates                                                     Fraction        Weighted
         Outstanding                                  Shares          of Period    Average Shares
         -----------                                  ------          ---------    --------------
Shares outstanding, January 1, 1998 .....                                              3,436
Shares repurchased during the period ....               (21)            43/90            (10)
Stock options exercised during the period                22             66/90             16
                                                                                       -----
Weighted average shares .................                                              3,442
                                                                                       =====

Basic earnings per common share .........                                              $ .17
                                                                                       =====

Income and share information for the three months ended March 31, 1997 follows:

(in thousands, except per share data)

Net income..................................................................                            $ 391
Less: preferred stock dividends.............................................                                -
                                                                                                       ------
Income available to common stockholders.....................................                            $ 391
                                                                                                       ======


                Dates                                        Fraction         Weighted
             Outstanding                          Shares     of Period     Average Shares
             -----------                          ------     ---------     --------------
Shares outstanding, January 1, 1997 .....                                      3,534
Shares repurchased during the period ....            -            -             --
Stock options exercised during the period            -            -             --
                                                                               -----
Weighted average shares .................                                      3,534
                                                                               =====

Basic earnings per common share .........                                      $ .11
                                                                               =====


Income and share information for the nine months ended March 31, 1998 follows:

(in thousands, except per share data)

Net income..................................................................                            $  1,549
Less: preferred stock dividends.............................................                                   -
                                                                                                       ---------
Income available to common stockholders.....................................                            $  1,549
                                                                                                       =========

               Dates                                                Fraction          Weighted
            Outstanding                             Shares          of Period      Average Shares
            -----------                             ------          ---------      --------------
Shares outstanding, July 1, 1997 ........                                                3,487
Shares repurchased during the period ....            (101)           115/274               (42)
Stock options exercised during the period              51            112/274                21
                                                                                        ------
Weighted average shares .................                                                3,466
                                                                                        ======

Basic earnings per common share .........                                               $  .45
                                                                                        ======


Income and share information for the nine months ended March 31, 1997 follows:

(in thousands, except per share data)

Net income..................................................................                            $   1,102
Less: preferred stock dividends.............................................                                    -
                                                                                                       ----------
Income available to common stockholders.....................................                            $   1,102
                                                                                                       ==========


                Dates                                            Fraction             Weighted
             Outstanding                           Shares        of Period          Average Shares
             -----------                           ------        ---------          --------------
Shares outstanding, July 1, 1996 ........                                               3,551
Shares repurchased during the period ....            (32)           240/274               (28)
Stock options exercised during the period             16            222/274                13
                                                                                       ------
Weighted average shares .................                                               3,536
                                                                                       ======

Basic earnings per common share .........                                              $  .31
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

(in thousands, except per share data)

                                                  For the three months  For the nine months
                                                  ended March 31, 1998  ended March 31, 1998
                                                  --------------------  --------------------
Income available to common shareholders ........            $  582            $1,549
Plus: preferred stock dividends ................              --                --
                                                            ------            ------
Income available to common stockholders ........            $  582            $1,549
                                                            ======            ======

Weighted average shares ........................             3,442             3,466
Dilutive potential common shares (stock options)                34                29
                                                            ------            ------
Adjusted weighted average shares ...............             3,476             3,495
                                                            ======            ======
Diluted earnings per share .....................            $  .17            $  .44
                                                            ======            ======

Options to purchase 130,000 and 196,000 shares of common stock at a weighted average price of $10.55 and $10.14 per share were outstanding during the three and nine months ended March 31, 1998, respectively, which were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during the periods.



(in thousands, except per share data)

                                                    For the three months  For the nine months
                                                    ended March 31, 1997  ended March 31,1997
                                                    --------------------  -------------------
Income available to common shareholders ........            $  391            $1,102
Plus: preferred stock dividends ................              --                --
                                                            ------            ------
Income available to common stockholders ........            $  391            $1,102
                                                            ======            ======

Weighted average shares ........................             3,534             3,536
Dilutive potential common shares (stock options)                12                23
                                                            ------            ------
Adjusted weighted average shares ...............             3,546             3,559
                                                            ======            ======

Diluted earnings per share .....................            $  .11            $  .31
                                                            ======            ======


Options to purchase 381,000 and 361,000 shares of common stock at a weighted average price of $8.96 and $9.81 per share were outstanding during the three and nine months ended March 31, 1997, respectively, which were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during the periods.


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

                                                                     Three Months Ended
                                                         ------------------------------------------
                                                         3/31/98           3/31/97         % Change
                                                         -------           -------         --------

Net sales ..................................              100.0%            100.0%            12.2%
Cost of goods sold .........................               47.2              43.4             22.0
                                                          -----             -----
       GROSS PROFIT ........................               52.8              56.6              4.8

Selling, general and administrative expenses               34.3              39.0
                                                                                              (1.4)
Research and development expenses ..........                9.2              10.5
                                                                                              (2.3)
                                                          -----             -----
       INCOME FROM OPERATIONS ..............                9.3               7.1             49.2

Investment income ..........................                1.6               1.6              7.8
Other expenses, net ........................                0.3               0.4             (3.7)
                                                          -----             -----
       INCOME BEFORE INCOME TAXES ..........               10.6               8.3             43.6

Provision for income taxes .................                3.3               2.8             33.3
                                                          -----             -----
       NET INCOME ..........................                7.3%              5.5%            48.8
                                                          =====             =====

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998

The 12.2% increase in net sales resulted primarily from the Company's Microwave Accelerated Reaction System (MARS), which accounted for approximately $1.5 million or 19% of total net sales for the quarter. Net sales in the United States and Europe, which increased by 19% and 36%, respectively, offset lower net sales in certain Asian countries resulting from the currency weakness there. Sales from Asia declined 41% and we expect the difficulties with Asian currencies to continue to have a negative impact on Asian sales. Foreign sales as a percent of total sales decreased from 45% to 42%.

As expected, gross profit margin declined from 56.6% to 52.8% primarily due to high manufacturing costs of our MARS product line and the sales mix of our products. The Company expects the cost of the MARS platform to decline slightly in the fourth quarter of fiscal 1998 and the first half of fiscal 1999 based on cost reduction measures and slightly greater economies of scale.

Selling, general and administrative expenses remained relatively flat with the prior year due to the effectiveness of cost containment measures. Although research and development decreased slightly from the prior year, the Company remains committed to new product development and enhancements and expects research and development expenses to remain between 8% and 10% of net sales for the foreseeable future.

The Company's effective tax rate declined from 34.0% to 31.5% resulting from an increase in tax-exempt foreign sales income and higher non-taxable investment income as a percentage of income before income taxes. Management expects the tax rate to remain near 32% for the remainder of fiscal 1998.

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

                                                                   Nine Months Ended
                                                        --------------------------------------------
                                                         3/31/98          3/31/97          % Change
                                                         -------          -------          --------

Net sales ..................................              100.0%            100.0%             6.4%
Cost of goods sold .........................               46.7              45.0             10.5
                                                          -----             -----
       GROSS PROFIT ........................               53.3              55.0              3.0

Selling, general and administrative expenses               35.8              38.8             (1.9)
Research and development expenses ..........                9.3               9.6              2.7
                                                          -----             -----
       INCOME FROM OPERATIONS ..............                8.2               6.6             32.0

Investment income ..........................                1.8               1.4             33.0
Other expenses, net ........................                0.3               0.4            (29.0)
                                                          -----             -----
       INCOME BEFORE INCOME TAXES ..........                9.7               7.6             35.6

Provision for income taxes .................                3.1               2.6             26.1
                                                          -----             -----
       NET INCOME ..........................                6.6%              5.0%            40.6
                                                          =====             =====

RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 1998

The increase in total sales resulted primarily from the same factors described for the quarter ended March 31, 1998. Foreign sales as a percent of total sales remained flat at 46%.

Gross profit declined primarily due to the factors described for the quarter ended March 31, 1998. Selling, general and administrative expenses declined due to cost containment measures while research and development expenses increased based on MARS development costs.

Investment income increased due to an increase in short-term and long-term investments which resulted from cash provided by operating activities.

The Company's effective tax rate declined from 34.4% to 32.0% primarily due to the factors described for the quarter ended March 31, 1998.

FINANCIAL CONDITION

For the nine months ended March 31, 1998, the Company generated cash from operations of approximately $3.0 million including $1.5 million in net income. Temporary increases in current liabilities, which represent temporary changes in working capital, also significantly contributed to cash generated from operations.

In November 1997, the Company invested $1.2 million in long-term held to maturity investments denominated in 2.0 million German marks. This transaction was designated as a hedge of a future investment in our German subsidiary which will be used to retire long-term debt when it matures in fiscal 2000.

During the nine months ended March 31, 1998, the Company used approximately $1.1 million to acquire 101,000 shares of the Company's common stock under the stock repurchase program. On January 26, 1998, the Company's Board of Directors authorized the use of up to $4.0 million for additional repurchases of shares of CEM's common stock which extends through September 1999. Including the $1.0 million remaining from a previous authorization which expires in June 1998, the Company has a total of $5.0 million available for repurchases.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FINANCIAL CONDITION (CONTINUED)

The Company is in the process of assessing its systems and other exposures related to customers, suppliers and other constituents for compatibility with the year 2000. The Company expects to upgrade or replace its existing systems by the year 2000. Based on our preliminary assessment, management does not believe the cost to upgrade or replace its systems for compatibility with the year 2000 will be material to the financial statements.

Management believes that working capital, planned capital expenditures, debt servicing and stock repurchases can be funded currently with cash on hand and cash generated from operations. The Company has never paid, and does not anticipate paying, cash dividends in the foreseeable future.

Management expects sales in the United States and Europe and continued worldwide market penetration of the new MARS product to offset potential declines in Asia. The Company also expects the cost of the MARS platform to decline slightly due to cost reduction measures and greater economies of scale during the fourth quarter of fiscal 1998 and the first half of fiscal 1999. The preceding forward-looking statements should be considered with the following cautionary statement.

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

The industry in which the Company competes, as well as the markets that it serves, is characterized by cyclical market patterns as a consequence of, among other things, business cycles, foreign exchange fluctuations, regulatory changes, government spending levels and general economic conditions. These factors affect the timing of orders from the Company's customers and cause substantial variations in sales and profitability from quarter to quarter. Likewise, supplier-related delays and the timing of the release of orders by the Company's customers may affect quarter-to-quarter sales and profitability. The Company's sales may also be adversely affected by direct and indirect competition from third parties including, but not limited to, legal challenges to existing patents or pending patent applications.

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



PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4, and 5 are not applicable and are omitted.

ITEM 6.   Exhibits and Reports on Form 8-K

       (a) Exhibits:

                  27.1 Financial Data Schedule (filed in electronic format only). This schedule shall not be deemed filed for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.

                  27.2 Restated Financial Data Schedule for the year ended June 30, 1996 (filed in electronic format only). This schedule shall not be deemed filed for purposes of
                           Section 11 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.



       (b) Reports on Form 8-K:

                  No Reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                 CEM CORPORATION
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  April 27, 1998                   CEM CORPORATION

                                        BY:  \s\ Richard N. Decker
                                             ----------------------------
                                             Richard N. Decker
                                                 Secretary, Treasurer and
                                                 Chief Financial Officer

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    EXHIBITS

                                    ITEM 6(a)

                          Quarterly Report on Form 10-Q


For the quarter ended March 31, 1998             Commission File Number: 0-15383


                                 CEM CORPORATION
                                  EXHIBIT INDEX

Exhibit Number:            Exhibit Description
---------------            -------------------

         27.1     Financial Data Schedule (filed in electronic format only)

         27.2 Restated Financial Data Schedule for the year ended June 30, 1996 (filed in electronic format only)