Form 10-K405
period 1998-06-30
CEM CORP
filed 1998-09-25
CIK 793933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-15383

                                 CEM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         North Carolina                                  56-1019741
--------------------------------            ------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of shares of the Registrant's $.05 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of September 8, 1998, was $28,576,467 assuming, for purposes of this filing, that all executive officers and directors of the Registrant are affiliates. The number of issued and outstanding shares of the Registrant's $.05 par value Common Stock, its only outstanding class of Common Stock, as of September 8, 1998, was 3,158,157 shares.

Portions of the CEM Corporation Annual Report to Shareholders for the fiscal year ended June 30, 1998 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held November 5, 1998 are incorporated by reference into Part III.

PART I

ITEM 1 - BUSINESS

General

     CEM Corporation (the "Company") engages in one line of business, the development, manufacture, sale and service of microwave-based instrumentation for testing, analysis and process control in analytical laboratory and industrial markets. These sample preparation products provide advantages of speed and simplicity compared to traditional methods of testing and analysis. The Company's products are used in the general analytical laboratory market and in many manufacturing and processing industries, including chemical and food processing. A significant amount of the Company's sales consists of consumable supplies, parts and service for its instrumentation. The Company was organized as a North Carolina corporation in 1971.

Products

     Microwave Accelerated Reaction System("MARS") and Microwave Digestion System("MDS"). MARS and MDS and related accessories accounted for approximately 33%, 29%, and 35% of the Company's consolidated sales in 1998, 1997 and 1996, respectively. This product is a microwave heating system designed especially for use in the digestion of samples for laboratory analysis. It performs a rapid dissolution of samples in acid in a closed vessel system and is sold to the analytical laboratory market. MARS, which was introduced in the first quarter of fiscal 1998 and is the next generation of MDS, permits higher pressures to be used safely and provides greater measurement data for control of the instrument.

     Moisture/Solids Analyzer. The Moisture/Solids Analyzer and related accessories accounted for approximately 17%, 19% and 18% of the Company's consolidated sales in 1998, 1997 and 1996, respectively. This product performs percent moisture or percent solids measurement in process control monitoring, quality control and product development in a variety of industries, including chemical processing, pharmaceuticals, food and dairy products, tobacco, textiles, paint and coatings, pulp and paper, water and wastewater treatment.

     Microwave Ashing System. The Microwave Ashing System uses microwave energy to rapidly oxidize a sample to determine the ash (metal oxide) content. This product is primarily sold to the analytical laboratory market and petrochemical industry.

     STAR System. The STAR system, which incorporates temperature control and reagent (acid) addition, is an open cavity microwave heating system designed initially for use in the digestion of samples for laboratory analysis. It performs a rapid dissolution of samples and is sold to the food, polymer, petroleum, chemical and semi-conductor industries.

     Fat Analyzer System. The Company manufactures an automatic extraction unit which is used in conjunction with the Moisture/Solids Analyzer to form the Fat Analyzer System. This product measures the fat content of a variety of samples and is sold primarily to meat processing and other food industries.

     ProFat II System. The ProFat II System, which was introduced in the first quarter of 1998, is a microwave-based instrument that provides rapid moisture, fat and protein results on most meat products, without solvents. The product is sold primarily to companies processing beef, poultry and pork products that require a rapid result for process control purposes and companies which utilize non solvent-based instruments for product analysis.

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

Marketing and Sales

     The Company's marketing and sales strategy is based on identifying applications for its products and providing its customers with prompt and effective technical and applications support.

     The Company's marketing strategy utilizes telemarketing, direct mail, trade show demonstrations, articles, studies, trade journal advertising, product releases, seminars and makes extensive use of the Company's applications laboratory to develop specific testing applications for potential and existing customers.

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

     The Company's applications laboratories provide technical assistance to customers and potential customers in developing new and improved applications and related procedures. The applications laboratories perform tests in its facilities in North Carolina and Germany and provides the results to customers.

     The Company's foreign sales are conducted through independent dealers throughout the world and the Company's subsidiaries in England, Germany and Italy. Foreign sales are primarily to customers in Europe, Asia and Latin America. Foreign sales accounted for 45%, 46% and 46% of net sales in fiscal 1998, 1997 and 1996, respectively.

Research and Development

     The Company invests heavily in the research and development of potential new products, product improvements and enhancements, and applications research for existing products. For fiscal 1998, 1997 and 1996, research and development expense was $2,943,000, $2,742,000 and $2,891,000, respectively.

     In early fiscal 1998, development was completed on the MARS platform, which offers a technological base on which the Company is focusing a considerable portion of its overall research and development efforts. Based on the MARS platform, MAX, a microwave ashing system designed for the asphalt industry, is currently being developed and other instruments are planned.

     The Company's product development efforts continue to progress for the use of certain proprietary technology which was licensed in 1996. The Company expects to deliver prototype instruments used in testing for bacteria in raw milk to prospective customers in early fiscal 1999.

Product Protection

     The Company relies upon its proprietary technology, continuing research and development and customer service support to maintain and enhance its competitive position. Important features of certain of the Company's products are protected by issued patents or pending patent applications.

Manufacturing

     The Company's manufacturing operations are carried out at its headquarters in Matthews, North Carolina and consist mostly of the assembly and testing of mechanical and electronic components purchased from others.

     Certain components are currently purchased from single source suppliers. An interruption of one of these sources could result in delays in the Company's production while the Company developed an alternative supplier and could result in a loss of sales and income. There are other single source components for which the Company has determined that other sources are readily available.

     The Company has experienced no significant production delays because of a supplier's inability to ship an acceptable component. The Company stocks what it believes is an adequate supply of all components and materials based upon delivery lead times and orders currently in hand.

Environmental Regulations

     Compliance with federal, state and local provisions relating to protection of the environment has not had, and is not expected to have, any material adverse effects upon the production, capital expenditures, earnings or competitive position of the Company and its subsidiaries.

Employees

     At June 30, 1998, the Company employed 177 persons. None of the Company's employees are covered by a collective bargaining agreement.

Backlog

     The Company does not have a significant backlog of orders, as it normally ships its products within a short time after it receives orders.

Competition

     The Company experiences direct competition in both foreign and U.S. markets from companies using microwave technology, traditional methods of heating and drying and other technologies.

     There are a number of methods for performing acid digestions, the most common of which is the traditional "open vessel on a hot plate" method. There are three other primary manufacturers of closed vessel microwave digestion systems similar in nature to the Company's products. Also competing with MARS and MDS are other advanced methods utilizing higher pressure and temperature including steel jacketed digestion vessels for use in conventional ovens and high pressure wet ashers.

     There are a number of other methods for testing the moisture or solids content of various liquids and solids. In most instances, the equipment and instruments, which consist typically of simple heating and drying units and measurement techniques, are less expensive than the Moisture/Solids Analyzer produced by the Company. In addition, infrared moisture analyzers, radio frequency energy absorption techniques and the Karl Fischer titration method, a wet chemical procedure, have been developed. These systems compete directly with the Company's instrumentation in certain markets. Although there is one manufacturer of a microwave moisture system similar in nature to the Company's Moisture/Solids Analyzer, the Company does not believe there have been significant sales of this competitive product to date.

     The traditional method of ashing is with a resistance heat furnace. There are a number of manufacturers of laboratory furnaces used for ashing. Although these products are typically less expensive than the Microwave Ashing System sold by the Company, the Company's product offers advantages in both speed and process control.

     The microwave open vessel digestion system (the STAR System) is designed to digest large samples or samples that are very reactive and can not be safely digested in a closed vessel digestion system. There is currently one competitor in this market, which also utilizes microwave based technology and automatic reagent additions, but the Company believes its product offers advantages in price and performance.

     The Company's Fat Analyzer System is the only direct moisture, fat and protein system available that is approved by the Association of Analytical Chemists. However, there is a competing technology using an indirect measurement method of analysis, which results in a quicker result time but is not considered as accurate. In addition, this competing system is sold at a significantly higher price than the Company's system.

     There are a number of methods for performing extractions, the most common of which are the traditional Soxhlet and sonication methods. Also competing with the Company's Microwave Extraction System are other advanced methods such as Supercritical Fluid Extraction and Accelerated Solvent Extraction.

     Typically the Company's selling prices are higher than those of most of its competitors. The Company competes primarily upon the speed, ease of use, applications support and long-term cost savings to the users.

International Operations and Sales

     Information about the Company's international operations and sales is incorporated by reference to footnotes 1 and 8 of the financial statements contained in the Company's 1998 Annual Report to Shareholders.

ITEM 2 - PROPERTIES

     The Company's headquarters, research and manufacturing operations are located in an 82,000 square foot building on an eight and three-fourths acre tract of land owned by the Company in Matthews, North Carolina. The Company also owns a 5,000 square foot office and warehouse facility in England, owns a 5,200 square foot office and warehouse in Germany and leases a 4,000 square foot office in Italy. The facility in Germany is subject to a mortgage which had a balance of $80,000 at June 30, 1998. Management believes these facilities are adequate to serve existing markets for the next several years.

ITEM 3 - LEGAL PROCEEDINGS

     Nothing is required to be disclosed pursuant to this item.


ITEM 4 is inapplicable and has been omitted.


PART II

ITEM 5 is incorporated by reference to Footnote 12 on page 19 "Quarterly Information (Unaudited)" and on the inside back cover "Corporate Information" of the Registrant's 1998 Annual Report to Shareholders (Exhibit 13 hereto).

ITEM 6 is incorporated by reference to the inside front cover of items captioned "1998 Financial Highlights" of the Registrant's 1998 Annual Report to Shareholders (Exhibit 13 hereto).

ITEM 7 is incorporated by reference to page 6 captioned "Management's Discussion and Analysis" of the Registrant's 1998 Annual Report to Shareholders (Exhibit 13 hereto).

ITEM 7A is incorporated by reference to Footnote 2 on page 14 "Financial Instruments" of the Registrant's 1998 Annual Report to Shareholders (Exhibit 13 hereto).

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, notes to the financial statements and quarterly supplemental financial data of the Company appearing on pages 9-19 of the Company's 1998 Annual Report to Shareholders are hereby incorporated by reference.

ITEM 9 is inapplicable and has been omitted.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information as to the directors and chief executive officer of the Company is incorporated herein by reference to the section captioned "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 5, 1998. The following information is provided as to the executive officers of the Company who are not directors:

Name                                   Age      Background
-----------------------------------  --------   -----------------------------------------------------------------------------
Richard N. Decker                      49       Vice President - Finance, Chief Financial Officer, Secretary and Treasurer
                                                since 1995; Secretary, Treasurer and Chief Financial Officer 1993-1995; Vice
                                                President-Finance of the Water and Gas Meter Division of Schlumberger Limited
                                                Corporation 1982-1993.

     All of the Company's executive officers were appointed to their current positions at the Annual Meeting of the Board of Directors held on November 6, 1997. All of the Company's executive officers' terms of office extend until the next Annual Meeting of the Board of Directors and until their successors are elected and qualified.

ITEM 11 is incorporated by reference to the sections captioned "Executive Compensation" and "Director Compensation" in the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held November 5, 1998.

ITEM 12 is incorporated by reference to the sections captioned "Principal Shareholders and Holdings of Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held November 5, 1998.


ITEM 13 is inapplicable and has been omitted.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      (1) Financial Statements. See accompanying Index to Financial
             Statements.
         (2) Financial Statement Schedules. See accompanying Index to Financial Statements.
         (3) Exhibits.

               3.1                  Restated Charter of the Company, as amended.(1)
               3.2                  Bylaws of the Company.(1)
               10.1         *       CEM Corporation 1986 Nonqualified Stock Option Plan, as amended, incorporated herein by reference to the Company's Registration Statement on Form S-8 (File No. 33-53694).
               10.2         *       CEM Corporation Employee Stock Purchase Plan, as amended, incorporated herein by reference to the Company's Registration Statement on Form S-8 (File No. 33-80136).
               10.3         *       CEM Corporation 1987 Stock Option Plan, as amended.(1)
               10.4         *       CEM Corporation 1993 Management Equity Plan, incorporated herein by reference to the
                                      Company's Registration Statement on Form S-8 (File No. 33-75368).
               10.5         *       CEM Corporation Management Incentive Compensation Plan(2).
               10.6                 CEM Corporation 1993 Nonqualified Stock Option Plan for Non-Employee Directors, incorporated herein by reference to the Company's Registration Statement on Form S-8 (File No. 33-75366).
               13.                  The Company's 1998 Annual Report to Shareholders. This Annual Report to Shareholders is
                                      furnished for the information of the Commission only and, except for the parts thereof incorporated in this report, is not deemed to be "filed" as part of this filing.
               21.                  List of the Company's Subsidiaries.(1)
               23.                  Consent of Independent Accountants.
               27.                  Financial Data Schedules (filed in electronic format only). This schedule shall not be deemed
                                      "filed" for purposes of Section 11 of the Securities Act of 1933 or Section 18 of the
                                      Securities Exchange Act of 1934 or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.
               99.                  Revised Item 21 of Part II to the Company's registration statements on Form S-8 (Registration
                                      Numbers 33-11952 and 33-25739).(1)

--------------------

          *        This exhibit is one of the Company's management contracts and compensatory plans and arrangements.
          (1)      Incorporated herein by reference to the Company's Form 10-K for the year ended June 30, 1994.
          (2)      Incorporated herein by reference to the Company's Form 10-K for the year ended June 30, 1997.

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)      Exhibits. See Item 14(a)(3) above.

                                                                                  Reference (Page)
                                                                         -----------------------------------
                                                                                                  Annual
                                                                           Form 10-K             Report to
Item 14. (D) Index to Financial Statements and Schedules                 Annual Report          Shareholders
----------------------------------------------------------------------   -------------          ------------
Data incorporated by reference from the attached 1998 Annual Report to
Shareholders:

    Report of Independent Accountants                                                                20

    Consolidated Balance Sheets as of June 30, 1998 and 1997                                          9

    Consolidated Statements of Income for the years ended                                            10
    June 30, 1998, 1997 and 1996

    Consolidated Statements of Cash Flows for the years                                              11
    ended June 30, 1998, 1997 and 1996

    Consolidated Statements of Changes in Shareholders' Equity for the                               12
    years ended June 30, 1998, 1997 and 1996

    Notes to Consolidated Financial Statements                                                    13 - 19


Data submitted herewith:

    Report of Independent Accountants                                           8

    Financial Statement Schedule:
        Schedule II - Valuation and Qualifying Accounts                        10


The 1998 Annual Report to Shareholders of CEM Corporation is not to be deemed "filed" as part of this report except for those parts thereof specifically incorporated herein by reference.

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of CEM Corporation:

Our audits of the consolidated financial statements referred to in our report dated July 22, 1998 appearing on page 20 of the 1998 Annual Report to Shareholders of CEM Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ PricewaterhouseCoopers  LLP


Charlotte, North Carolina
July 22, 1998

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CEM CORPORATION

                                       By: /s/ Michael J. Collins
                                           ----------------------
                                           Michael J. Collins
                                           President and Chief Executive Officer

                                       By: /s/ Richard N. Decker
                                           ----------------------
     Dated: September 24, 1998             Richard N. Decker
                                           Chief Financial Officer, Secretary
                                           and Treasurer (Principal Financial
                                           and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

               Signature                                            Capacity                                         Date
----------------------------------------      ------------------------------------------------------      --------------------------
/s/ Ronald A. Norelli                         Chairman of the Board of Directors                              September 24, 1998
----------------------------------------
      Ronald A. Norelli

/s/ Michael J. Collins                        President,  Chief  Executive  Officer  and  Director            September 24, 1998
---------------------------------------           (Principal Executive Officer)
      Michael J. Collins

/s/ John L. Chanon                            Director                                                        September 24, 1998
----------------------------------------
      John L. Chanon

/s/ John D. Correnti                          Director                                                        September 24, 1998
----------------------------------------
      John D. Correnti

                                 CEM CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                             Balance at
                                            beginning of     Charged to costs                     Balance at
                      Description              period          and expenses       Deductions     end of period
                 ----------------------     ------------     ----------------     ----------     -------------
Year ended       Accounts receivable,         $1,039,000              404,000      (425,000)        $1,018,000
June 30, 1998    inventory and warranty
                 reserves

Year ended       Accounts receivable,         $  720,000              607,000      (287,000)        $1,039,000
June 30, 1997    inventory and warranty
                 reserves

Year ended       Accounts receivable,         $  752,000              301,000      (333,000)        $  720,000
June 30, 1996    inventory and warranty
                 reserves

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    EXHIBITS
                                  ITEM 14(a)(3)
                           ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended                                 Commission File Number
-------------------------                                 ----------------------
      June 30, 1998                                              0-15383
                                 CEM CORPORATION
                                  EXHIBIT INDEX


Exhibit No.       Exhibit Description
-----------       -------------------
   3.1            Restated Charter of the Company, as amended.(1)
   3.2            Bylaws of the Company.(1)
  10.1            CEM Corporation 1986 Nonqualified Stock Option Plan, as
                    amended, incorporated herein by reference to the Company's
                    Registration Statement on Form S-8 (File No. 33-53694).
  10.2            CEM Corporation Employee Stock Purchase Plan, as amended,
                    incorporated herein by reference to the Company's Registration
                    Statement on Form S-8 (File No. 33-80136).
  10.3            CEM Corporation 1987 Stock Option Plan, as amended.(1)
  10.4            CEM Corporation 1993 Management Equity Plan, incorporated
                    herein by reference to the Company's Registration Statement on
                    Form S-8 (File No. 33-75368).
  10.5            CEM Corporation Management Incentive Compensation Plan.(2)
  10.6            CEM Corporation 1993 Nonqualified Stock Option Plan for
                    Non-Employee Directors, incorporated herein by reference to the Company's Registration Statement on Form S-8 (File No.
                    33-75366).
  13.             The Company's 1998 Annual Report to Shareholders. This Annual
                    Report to shareholders is furnished for the information of the
                    Commission only and, except for the parts thereof incorporated in this report, is not deemed to be "filed" as part of this filing (page __ of the sequentially numbered pages).
  21.             List of the Company's Subsidiaries.(1)
  23.             Consent of Independent Accountants (page __ of the sequentially numbered pages).
  27.             Financial Data Schedules (filed in electronic format only).
                    This schedule shall not be deemed "filed" for purposes of
                    Section 11 of the Securities Act of 1933 or Section 18 of the
                    Securities Exchange Act of 1934 or otherwise be subject to the liabilities of such sections, nor shall it be deemed a part of any registration statement to which it relates.
  99.             Revised Item 21 of Part II to the Company's registration
                    statements on Form S-8 (Registration Numbers 33-11952 and
                    33-25739).(1)

----------------------

         (1) Incorporated herein by reference to the Company's Form 10-K for the year ended June 30, 1994.

         (2) Incorporated herein by reference to the Company's Form 10-K for the year ended June 30, 1997.