Form 10-Q
period 1998-12-31
CEM CORP
filed 1999-02-12
CIK 793933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                                ---------    ----------

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


                                 (704) 821-7015
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

3,078,743 shares of the issuer's $.05 par value common stock, its only class of common stock, were outstanding as of January 29, 1999.


                                    1 of 17

PART I. FINANCIAL INFORMATION


ITEM 1.  Financial statements


QUARTERLY REPORT ON FORM 10-Q
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended December 31, 1998
CEM Corporation
Matthews, North Carolina


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



                                    2 of 17

                                 CEM Corporation
                      Condensed Consolidated Balance Sheets
                          December 31 and June 30, 1998
                                   (unaudited)

(in thousands)

                                              December 31   June 30
                                              -----------   -------
ASSETS

Current Assets:
   Cash and cash equivalents ............      $ 2,250      $ 2,963
   Short-term investments ...............        3,200        3,200
   Trade receivables ....................        5,608        6,616
   Inventories ..........................        5,922        5,675
   Deferred taxes and other .............          616          488
                                               -------      -------
      Total current assets ..............       17,596       18,942

Long-term Investments ...................        3,531        3,442

Property, Plant and Equipment, Net ......        5,013        4,925

Other Assets ............................          965          989
                                               -------      -------

                                               $27,105      $28,298
                                               =======      =======


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses       $ 1,997      $ 3,488
   Deferred income ......................        1,368        1,280
   Income taxes payable .................          589          538
                                               -------      -------
      Total current liabilities .........        3,954        5,306

Long-term Debt, Net of Current Maturities        1,266        1,177

Deferred Taxes ..........................           96           96

Shareholders' Equity:
   Common Stock .........................          154          159
   Retained Earnings ....................       21,634       21,800
   Translation Adjustments ..............            1         (240)
                                               -------      -------
     Total Shareholders' Equity .........       21,789       21,719
                                               -------      -------

                                               $27,105      $28,298
                                               =======      =======




See accompanying notes to condensed consolidated financial statements.



                                    3 of 17

                                 CEM Corporation
                   Condensed Consolidated Statements of Income
              For the three months ended December 31, 1998 and 1997
                                   (unaudited)

(in thousands, except per share data)

                                                    1998          1997
                                                  -------       -------
Net sales ..................................      $ 8,492       $ 8,705
Cost of goods sold .........................        4,063         4,051
                                                  -------       -------
    Gross profit ...........................        4,429         4,654

Selling, general and administrative expenses        2,718         2,966
Research and development expenses ..........          776           740
                                                  -------       -------
    Income from operations .................          935           948

Investment income ..........................          107           144
Other expenses, net ........................          (31)          (24)
                                                  -------       -------
    Income before income taxes .............        1,011         1,068

Provision for income taxes .................          309           343
                                                  -------       -------
    Net income .............................          702           725

Foreign Currency Translation ...............          (35)          (32)
                                                  -------       -------
    Comprehensive Income ...................      $   667       $   693
                                                  =======       =======

Net Income Per Share:

    Basic ..................................      $   .23       $   .21
                                                  =======       =======

    Diluted ................................      $   .23       $   .21
                                                  =======       =======

Average Shares Outstanding:
    Basic ..................................        3,089         3,468
                                                  =======       =======

    Diluted ................................        3,104         3,522
                                                  =======       =======



See accompanying notes to condensed consolidated financial statements.



                                    4 of 17

                                 CEM Corporation
                   Condensed Consolidated Statements of Income
               For the six months ended December 31, 1998 and 1997
                                   (unaudited)



(in thousands, except per share data)

                                                    1998           1997
                                                  --------       --------
Net sales ..................................      $ 15,643       $ 15,308
Cost of goods sold .........................         7,572          7,112
                                                  --------       --------
    Gross profit ...........................         8,071          8,196

Selling, general and administrative expenses         5,311          5,598
Research and development expenses ..........         1,506          1,426
                                                  --------       --------
    Income from operations .................         1,254          1,172

Investment income ..........................           212            294
Other expenses, net ........................           (41)           (39)
                                                  --------       --------
    Income before income taxes .............         1,425          1,427

Provision for income taxes .................           441            461
                                                  --------       --------
    Net income .............................           984            966

Foreign Currency Translation ...............           166            (46)
                                                  --------       --------
    Comprehensive Income ...................      $  1,150       $    920
                                                  ========       ========

Net Income Per Share:

    Basic ..................................      $    .31       $    .28
                                                  ========       ========

    Diluted ................................      $    .31       $    .28
                                                  ========       ========

Average Shares Outstanding:
    Basic ..................................         3,126          3,478
                                                  ========       ========


    Diluted ................................         3,155          3,514
                                                  ========       ========




See accompanying notes to condensed consolidated financial statements.


                                    5 of 17

                                 CEM Corporation
                 Condensed Consolidated Statements of Cash Flows
               For the six months ended December 31, 1998 and 1997
                                   (unaudited)

(in thousands)

                                                       1998           1997
                                                      -------       -------
Net cash provided by operating activities ......      $ 1,186       $ 1,958
                                                      -------       -------

Cash flows from investing activities:
    Sale of available-for-sale investments .....         --           2,000
    Purchase of available-for-sale investments .         --          (2,600)
    Purchase of long-term investment ...........         --          (1,152)
    Acquisition of intangibles .................          (63)         (124)
    Capital expenditures, net ..................         (580)         (438)
                                                      -------       -------
           Net cash used in investing activities         (643)       (2,314)
                                                      -------       -------

Cash flows from financing activities:
    Payment of notes payable ...................          (99)          (66)
    Proceeds from issuance of common stock .....           21           251
    Repurchase of common stock .................       (1,175)         (867)
                                                      -------       -------
           Net cash used in financing activities       (1,253)         (682)
                                                      -------       -------

Effects of exchange rates on cash ..............           (3)           (8)
                                                      -------       -------

Net decrease in cash and cash equivalents ......         (713)       (1,046)
Cash and cash equivalents at beginning of period        2,963         5,833
                                                      -------       -------

Cash and cash equivalents at end of period .....      $ 2,250       $ 4,787
                                                      =======       =======




See accompanying notes to condensed consolidated financial statements.



                                    6 of 17

                                 CEM Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


1.  Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The result of operations for the period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. Effective July 1, 1998 the Company adopted FAS 130 "Reporting Comprehensive Income", the Shareholders' Equity section of the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Income have been modified to comply with the new requirements.


2.  Inventories

The components of inventories at current cost at December 31 and June 30, 1998 are as follows:

(in thousands)

                                      December 31   June 30
                                      -----------   -------
Parts and raw materials ..........      $3,285      $3,302
Work-in-process and finished goods       2,637       2,373
                                        ------      ------
                                        $5,922      $5,675
                                        ======      ======


3.  Net Income Per Common Share

Basic Earnings Per Share Computation:

The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Shares issued during the period and shares repurchased by the Company during the period are weighted for the portion of the period that they were outstanding. Income and share information for the three months ended December 31, 1998 follows:

(in thousands, except per share data)

Net income.................................................                                  $          702
Less: preferred stock dividends............................                                              --
                                                                                             --------------
Income available to common stockholders....................                                  $          702
                                                                                             ==============

                             Dates                               Shares      Fraction           Weighted
                          Outstanding                         Outstanding    of Period       Average Shares
                          -----------                         -----------    ---------       --------------
October 1, 1998............................................                                           3,100
Shares repurchased during the period.......................       (14)        74/92                     (11)
Stock options exercised during the period..................        --           --                       --
                                                                                             --------------
Weighted average shares....................................                                           3,089
                                                                                             ==============

Basic earnings per common share............................                                  $          .23
                                                                                             ==============




                                    7 of 17

Income and share information for the three months ended December 31, 1997 follows:

(in thousands, except per share data)

Net income................................................                                   $          725
Less: preferred stock dividends...........................                                               --
                                                                                             --------------
Income available to common stockholders...................                                   $          725
                                                                                             ==============

                             Dates                               Shares      Fraction           Weighted
                          Outstanding                         Outstanding    of Period       Average Shares
                          -----------                         -----------    ---------       --------------
October 1, 1997...........................................                                           3,486
Shares repurchased during the period......................       (75)           37/92                  (30)
Stock options exercised during the period.................        25            43/92                   12
                                                                                             -------------
Weighted average shares...................................                                           3,468
                                                                                             =============

Basic earnings per common share...........................                                   $         .21
                                                                                             =============


Income and share information for the six months ended December 31, 1998 follows:

(in thousands, except per share data)


Net income................................................                                   $          984
Less: preferred stock dividends...........................                                               --
                                                                                             --------------
Income available to common stockholders...................                                   $          984
                                                                                             ==============

                             Dates                               Shares      Fraction           Weighted
                          Outstanding                         Outstanding    of Period       Average Shares
                          -----------                         -----------    ---------       --------------
July 1, 1998..............................................                                            3,180
Shares repurchased during the period......................       (105)          98/184                  (56)
Stock options exercised during the period.................          3          140/184                    2
                                                                                             --------------
Weighted average shares...................................                                            3,126
                                                                                             ==============

Basic earnings per common share...........................                                   $          .31
                                                                                             ==============





                                    8 of 17

Income and share information for the six months ended December 31, 1997 follows:

(in thousands, except per share data)


Net income................................................                                   $          966
Less: preferred stock dividends...........................                                               --
                                                                                             --------------
Income available to common stockholders...................                                   $          966
                                                                                             ==============

                             Dates                               Shares      Fraction           Weighted
                          Outstanding                         Outstanding    of Period       Average Shares
                          -----------                         -----------    ---------       --------------
July 1, 1998..............................................                                            3,487
Shares repurchased during the period......................        (80)          41/184                  (18)
Stock options exercised during the period.................         29           57/184                    9
                                                                                             --------------
Weighted average shares...................................                                            3,478
                                                                                             ==============

Basic earnings per common share...........................                                   $          .28
                                                                                             ==============


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


(in thousands, except per share data)

                                                  For the three months ended       For the six months ended
                                                       December 31, 1998              December 31, 1998
                                                  --------------------------       ------------------------
Income available to common stockholders ........            $  702                        $  984
Plus: Preferred stock dividends ................               --                            --
                                                            ------                        ------
Income available to common stockholders ........            $  702                        $  984
                                                            ======                        ======

Weighted average shares ........................             3,089                         3,126
Dilutive potential common shares (stock options)                15                            29
                                                            ------                        ------
Adjusted weighted average shares ...............             3,104                         3,155
                                                            ======                        ======

Diluted earnings per share .....................            $  .23                        $  .31
                                                            ======                        ======


Options to purchase 282,000 and 145,000 shares of common stock at a weighted average price of $10.12 and $10.77 per share were outstanding during the three and six months ended December 31, 1998, respectively, which were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during the periods.



                                    9 of 17

(in thousands, except per share data)

                                                    For the three months ended  For the six months ended
                                                         December 31, 1997         December 31, 1997
                                                    --------------------------  ------------------------
Income available to common stockholders ........               $  725               $  966
Plus: Preferred stock dividends ................                 --                   --
                                                               ------               ------
Income available to common stockholders ........               $  725               $  966
                                                               ======               ======

Weighted average shares ........................                3,468                3,478
Dilutive potential common shares (stock options)                   54                   36
                                                               ------               ------
Adjusted weighted average shares ...............                3,522                3,514
                                                               ======               ======


Diluted earnings per share .....................               $  .21               $  .28
                                                               ======               ======


Options to purchase 128,000 and 240,000 shares of common stock at a weighted average price of $10.62 and $9.94 per share were outstanding during the three and six months ended December 31, 1997, respectively, which were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during the periods.


5.  New Pronouncements

There have been no new pronouncements issued which have not already been implemented by the Company which management believes would have a material impact on the financial statements.


                                    10 of 17

ITEM 2.  Management's Discussion and Analysis of
Results of Operations and Financial Condition

The following table sets forth, for the three-month periods indicated, the percentages which certain components of the condensed consolidated statements of income bear to net sales and the percentage of change of such components from the same period of the prior year.

                                                                 Three Months Ended
                                                     -----------------------------------------
                                                     12/31/98        12/31/97         % Change
                                                     --------        --------         --------
Net sales ..................................           100.0           100.0           (2.5)
Cost of goods sold .........................            47.8            46.5            0.3
                                                     -------         -------
       Gross profit ........................            52.2            53.5           (4.8)

Selling, general and administrative expenses            32.0            34.1           (8.4)
Research and development expenses ..........             9.2             8.5            4.9
                                                     -------         -------
       Income from operations ..............            11.0            10.9           (1.4)

Investment income ..........................             1.3             1.6          (25.7)
Other expenses, net ........................            (0.4)           (0.3)          29.2
                                                     -------         -------
       Income before income taxes ..........            11.9            12.2           (5.3)

Provision for income taxes .................             3.6             3.9           (9.9)
                                                     -------         -------
       Net income ..........................             8.3             8.3           (3.2)
                                                     =======         =======


Results of Operations - Three Months Ended December 31, 1998

Net sales for the second quarter of fiscal 1999 decreased 2.5% primarily due to softness in international orders. The softness in international orders was partially offset by an increase in U.S. sales, primarily due to the Company's Microwave Accelerated Reaction System (MARS). The MARS accounted for approximately 27% of net sales for the period compared to 13% for the comparable period for the prior year. Management expects continued softness in Asian and Latin American sales. Foreign sales as a percent of total sales decreased from 49% to 47%.

As expected, gross profit margins declined from 53.5% to 52.2%, primarily due to competitive pricing pressures in Europe and a shift in product mix from the MDS to the MARS platform. Management expects margin pressure to continue for the remainder of fiscal 1999, resulting from the continuation of the factors mentioned above.

Although net sales and gross margins were down for the quarter, operating margins remained substantially unchanged. Selling, general and administrative expenses decreased 8.4% compared to the second quarter of fiscal 1998, primarily due to effective cost containment initiatives and declines in incentive compensation and distributor commissions resulting from decreased sales. The 4.9% increase in research and development expense reflects the Company's continued commitment to new product development and enhancements. Management expects research and development expenses to remain between 8% and 10% of net sales for the foreseeable future.

Investment income decreased 25.7% due to a decrease in average cash and investment balances during the period as a result of the execution of the stock repurchase program.

The Company's effective tax rate declined from 32.1% to 30.6% resulting from an expected increase in the Research and Experimentation tax credit.



                                    11 of 17

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

                                                                  Six Months Ended
                                                     ---------------------------------------
                                                     12/31/98       12/31/97        % Change
                                                     --------       --------        --------
Net sales ..................................           100.0          100.0           2.2
Cost of goods sold .........................            48.4           46.5           6.5
                                                     -------        -------
       Gross profit ........................            51.6           53.5          (1.5)

Selling, general and administrative expenses            34.0           36.6          (5.1)
Research and development expenses ..........             9.6            9.3           5.6
                                                     -------        -------
       Income from operations ..............             8.0            7.6           7.0

Investment income ..........................             1.4            1.9         (27.9)
Other expenses, net ........................            (0.3)          (0.2)          5.1
                                                     -------        -------
       Income before income taxes ..........             9.1            9.3          (0.1)

Provision for income taxes .................             2.8            3.0          (4.3)
                                                     -------        -------
       Net income ..........................             6.3            6.3           1.9
                                                     =======        =======


Results of Operations - Six Months Ended December 31, 1998

The increase in total sales was primarily attributed to the Company's MARS, which accounted for approximately 26% of net sales for the period compared to 8% the prior period. U.S. sales increased 7% for the period; however, this increase was partially offset by a 3% decline in foreign sales primarily due to softness in international orders. Foreign sales as a percent of total sales decreased from 47% to 45%.

Gross profit margins declined from 53.5% to 51.6% primarily due to the same factors described for the quarter ended December 31, 1998.

The changes in selling, general and administrative expenses and research and development expenses resulted primarily from the same factors described for the quarter ended December 31, 1998. Also, selling, general and administrative expenses decreased due to the settlement of the litigation that the Company initiated to establish the validity of a patent for microwave digestion vessels.

Investment income declined primarily due to the factors described for the quarter ended December 31, 1998.

The Company's effective tax rate declined from 32.3% to 30.9% due to the same factors described for the quarter ended December 31, 1998.


                                    12 of 17

Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)

Financial Condition

In the first half of fiscal 1999, the Company generated cash from operations of approximately $1.2 million, including $1.0 million in net income. An increase in accounts receivable collections was partially offset by an increase in inventory and other temporary changes in working capital needs.

During the six months ended December 31, 1998, the Company invested approximately $1.2 million to acquire 105,000 shares of the Company's common stock under the stock repurchase program. At December 31, 1998 the Company had $1.9 million available for stock repurchases. One of the benefits of any shares repurchased under this program will be to minimize the dilutive effect to existing shareholders from the issuance of shares under the Company's Management Equity Plan and Nonqualified Stock Option Plan for Non-Employee Directors. The stock repurchase program had the effect of increasing net income per diluted share by $.03 for the six months ended December 31, 1998.

Management believes that working capital, planned capital expenditures, debt servicing and stock repurchases can be funded on a current basis with cash on hand and cash generated from operations.

Year 2000 Issues

The Company continued implementing its plan for addressing the Year 2000 Issue during its second fiscal quarter. Plans for addressing IT systems are nearly complete and involve primarily software upgrades and/or hardware upgrades. To date, the Company has spent less than $50,000 to address the Year 2000 issue. The Company does not believe that its future expenditures to address this issue will be more than $50,000. For non-IT systems, the Company does not expect to identify any areas that are not capable of being repaired or replaced at a fairly low cost or where Year 2000 problems would have a material impact on the Company.

The Company expects to complete the implementation of its plans to address the Year 2000 Issue sometime during late fiscal 1999, in time to allow testing to ensure that the steps taken will be adequate to address the problems identified. If the Company's plans to address these issues are not successful, the Company would attempt to identify and purchase replacement systems that do not have problems associated with the Year 2000 Issue. The cost of such replacement systems has not been estimated by the Company.

Euro Currency Issues

Effective January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and one common currency (the "euro"). The euro trades on currency exchanges and is used in business transactions. Beginning in January, 2002, bills and coins denominated in the euro will be issued and existing currencies will be withdrawn from circulation. The Company's foreign subsidiaries do not expect to transact a material portion of their business in the euro until fiscal 2001. Also, the Company's foreign subsidiaries are not yet required to prepare reports to local regulatory agencies using the euro. IT systems used by the company's foreign subsidiaries should be repaired or replaced in a timely manner to facilitate business transactions and reporting to local government agencies. Costs to repair and/or replace IT systems are not expected to exceed $50,000.

Cautionary Statement

The following cautionary statement identifies important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company. Except for factual statements and historical information contained in this report, statements contained in the foregoing discussion may be deemed forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "plan," "project," or other statements concerning opinions or judgment of the Company and its management about future events.



                                    13 of 17

Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)

The industry in which the Company competes, as well as the markets that it serves, is characterized by cyclical market patterns as a consequence of, among other things, business cycles, foreign exchange fluctuations, regulatory changes, government spending levels and general economic conditions. These factors affect the timing of orders from the Company's customers and cause substantial variations in sales and profitability from quarter to quarter. Likewise, supplier-related delays and the timing of the release of orders by the Company's customers may affect quarter-to-quarter sales and profitability. The Company's sales may also be adversely affected by direct and indirect competition from third parties including, but not limited to, legal challenges to existing patents or pending patent applications. Additionally, the Company may experience delays in orders from customers on existing product lines, resulting from the transitioning of improved products from the development phase to the market.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

         At the Registrant's Annual Meeting of Shareholders held on November 5, 1998, the following matters were submitted to a vote of the shareholders of the Registrant:

         1. Election of four nominees to the Board of Directors of the Registrant for terms ending at the Annual Meeting of Shareholders in 1999:

                                                     Shares Voted in     Shares       Shares
                               Nominee                   Favor          Withheld     Not Voted
                  --------------------------------   ---------------    --------     ---------
                  Michael J. Collins                    2,889,550         7,354       260,943
                  Ronald A. Norelli                     2,889,550         7,354       260,943
                  John L. Chanon                        2,889,550         7,354       260,943
                  John D. Correnti                      2,889,550         7,354       260,943

         2. Ratification of the selection of PricewaterhouseCoopers LLP as independent public accountants to audit the Corporation's financial statements for the fiscal year ending June 30, 1999, which was approved by a vote of 2,890,904 shares in favor and 4,500 shares against, with 1,500 shares abstaining.


                                    14 of 17

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

         10.5  *    CEM Corporation Management Incentive Compensation Plan.(2)

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


         (b) Reports on Form 8-K:

             No Reports on Form 8-K were filed during the quarter ended December 31, 1998.



                                    15 of 17

                                 CEM CORPORATION
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: February 10, 1999                      CEM CORPORATION

                                             BY:  \s\ Richard N. Decker
                                                  ------------------------------
                                                      Richard N. Decker
                                                      Secretary, Treasurer and
                                                      Chief Financial Officer


                                    16 of 17

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                    EXHIBITS

                                    ITEM 6(a)

                          Quarterly Report on Form 10-Q


For the quarter ended December 31, 1998         Commission File Number: 0-15383


                                 CEM CORPORATION
                                  EXHIBIT INDEX

Exhibit Number:            Exhibit Description
--------------             -------------------

27                   Financial Data Schedule (filed in electronic format only)



                                    17 of 17