Form 10-Q
period 1999-03-31
CEM CORP
filed 1999-05-12
CIK 793933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


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

3,075,744 shares of the issuer's $.05 par value common stock, its only class of common stock, were outstanding as of April 30, 1999.


                                    1 of 17

PART I. FINANCIAL INFORMATION


ITEM 1.  Financial statements


QUARTERLY REPORT ON FORM 10-Q
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 1999
CEM Corporation
Matthews, North Carolina


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


                                    2 of 17

                                 CEM Corporation
                      Condensed Consolidated Balance Sheets
                        March 31, 1999 and June 30, 1998

(in thousands)

                                              (unaudited)
                                                March 31        June 30
                                                --------       --------
ASSETS

Current Assets:
   Cash and cash equivalents .............      $  2,814       $  2,963
   Short-term investments ................         3,200          3,200
   Trade receivables, net of allowances ..         5,538          6,616
   Inventories ...........................         5,571          5,675
   Deferred taxes and other ..............           741            488
                                                --------       --------

      Total current assets ...............        17,864         18,942

Long-term Investments ....................         3,470          3,442

Property, Plant and Equipment, Net .......         4,916          4,925

Other Assets .............................           953            989
                                                --------       --------

Total Assets .............................      $ 27,203       $ 28,298
                                                ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses .      $  2,287       $  3,488
   Deferred income .......................         1,413          1,280
   Income taxes payable ..................           593            538
                                                --------       --------

      Total current liabilities ..........         4,293          5,306

Long-term Debt, Net of Current Maturities          1,163          1,177

Deferred Taxes ...........................            96             96

Shareholders' Equity:
   Common stock ..........................           153            159
   Retained earnings .....................        21,825         21,800
   Translation adjustments ...............          (327)          (240)
                                                --------       --------
     Total Shareholders' Equity ..........        21,651         21,719
                                                --------       --------

Total Liabilities and Shareholders' Equity      $ 27,203       $ 28,298
                                                ========       ========


See accompanying notes to condensed consolidated financial statements.


                                    3 of 17

                                 CEM Corporation
                   Condensed Consolidated Statements of Income
               For the three months ended March 31, 1999 and 1998
                                   (unaudited)

(in thousands, except per share data)

                                                    1999          1998
                                                  -------       -------

Net sales ..................................      $ 7,537       $ 8,012
Cost of goods sold .........................        3,526         3,778
                                                  -------       -------
    Gross profit ...........................        4,011         4,234

Selling, general and administrative expenses        2,751         2,745
Research and development expenses ..........          835           737
                                                  -------       -------
    Income from operations .................          425           752

Investment income ..........................          101           124
Other expenses, net ........................          (37)          (26)
                                                  -------       -------
    Income before income taxes .............          489           850

Provision for income taxes .................          162           268
                                                  -------       -------
    Net income .............................          327           582

Foreign currency translation ...............          219           346
                                                  -------       -------
    Comprehensive income ...................      $   546       $   928
                                                  =======       =======

Net income per share:

    Basic ..................................      $   .11       $   .17
                                                  =======       =======

    Diluted ................................      $   .11       $   .17
                                                  =======       =======

Average shares outstanding:

    Basic ..................................        3,075         3,442
                                                  =======       =======

    Diluted ................................        3,075         3,476
                                                  =======       =======

See accompanying notes to condensed consolidated financial statements.


                                    4 of 17

                                 CEM Corporation
                   Condensed Consolidated Statements of Income
                For the nine months ended March 31, 1999 and 1998
                                   (unaudited)

(in thousands, except per share data)

                                                    1999           1998
                                                  --------       --------

Net sales ..................................      $ 23,180       $ 23,320
Cost of goods sold .........................        11,098         10,890
                                                  --------       --------
    Gross profit ...........................        12,082         12,430

Selling, general and administrative expenses         8,062          8,342
Research and development expenses ..........         2,341          2,163
                                                  --------       --------
    Income from operations .................         1,679          1,925

Investment income ..........................           313            419
Other expenses, net ........................           (78)           (66)
                                                  --------       --------
    Income before income taxes .............         1,914          2,278

Provision for income taxes .................           603            729
                                                  --------       --------
    Net income .............................         1,311          1,549

Foreign currency translation ...............           389            298
                                                  --------       --------
    Comprehensive income ...................      $  1,700       $  1,847
                                                  ========       ========

Net income per share:

    Basic ..................................      $    .42       $    .45
                                                  ========       ========

    Diluted ................................      $    .42       $    .44
                                                  ========       ========

Average shares outstanding:

    Basic ..................................         3,107          3,466
                                                  ========       ========

    Diluted. ...............................         3,122          3,495
                                                  ========       ========


See accompanying notes to condensed consolidated financial statements.


                                    5 of 17

                                 CEM Corporation
                 Condensed Consolidated Statements of Cash Flows
                For the nine months ended March 31, 1999 and 1998
                                   (unaudited)

(in thousands)

                                                            1999         1998
                                                          -------       -------

Net cash provided by operating activities ..........      $ 2,210       $ 3,041
                                                          -------       -------

Cash flows from investing activities:
    Sale of available-for-sale investments .........         --           3,100
    Purchase of available-for-sale investments .....         --          (3,200)
    Purchase of long-term investment ...............         --          (1,152)
    Purchase of investment in affiliate ............          (38)         --
    Acquisition of intangibles .....................         (100)         (208)
    Capital expenditures, net ......................         (841)         (589)
                                                          -------       -------
           Net cash used in investing activities ...         (979)       (2,049)
                                                          -------       -------

Cash flows from financing activities:
    Payment of notes payable .......................          (94)           18
    Proceeds from issuance of common stock .........           21           409
    Repurchase of common stock .....................       (1,312)       (1,097)
                                                          -------       -------
           Net cash used in financing activities ...       (1,385)         (670)
                                                          -------       -------

Effects of exchange rates on cash ..................            5             6
                                                          -------       -------

Net (decrease)/increase in cash and cash equivalents         (149)          328
Cash and cash equivalents at beginning of period ...        2,963         5,833
                                                          -------       -------

Cash and cash equivalents at end of period .........      $ 2,814       $ 6,161
                                                          =======       =======


See accompanying notes to condensed consolidated financial statements.


                                    6 of 17

                                 CEM Corporation
              Notes to Condensed Consolidated Financial Statements
                                   (unaudited)


1.  Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The result of operations for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. Effective July 1, 1998, the Company adopted FAS 130 "Reporting Comprehensive Income". The Shareholders' Equity section of the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Income have been modified to comply with the new requirements.


2.  Inventories

The components of inventories at current cost at March 31, 1999 and June 30, 1998 are as follows:

(in thousands)

                                        March 31     June 30
                                        -------      -------
Parts and raw materials ..........      $ 3,311      $ 3,302
Work-in-process and finished goods        2,260        2,373
                                        -------      -------
                                        $ 5,571      $ 5,675
                                        =======      =======


3.  Net Income Per Common Share

Basic Earnings Per Share Computation:

The computation of basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Shares issued during the period and shares repurchased by the Company during the period are weighted for the portion of the period that they were outstanding. Income and share information for the three months ended March 31, 1999 follows:

(in thousands, except per share data)

Net income ............................                                $  327
Less: preferred stock dividends .......                                  --
                                                                       ------
Income available to common shareholders                                $  327
                                                                       ======

                 Dates                          Shares     Fraction    Weighted
              Outstanding                    Outstanding  of Period  Average Shares
              -----------                    -----------  ---------  --------------
January 1, 1999 .........................                               3,079
Shares repurchased during the period ....         (16)      23/90          (4)
Stock options exercised during the period        --          --          --
                                                                       ------
Weighted average shares .................                               3,075
                                                                       ======

Basic earnings per common share .........                              $  .11
                                                                       ======



                                    7 of 17

Income and share information for the three months ended March 31, 1998 follows:

(in thousands, except per share data)

Net income..............................                               $  582
Less: preferred stock dividends.........                                    -
                                                                       ------
Income available to common shareholders.                               $  582
                                                                       ======

                   Dates                      Shares     Fraction       Weighted
                Outstanding                Outstanding   of Period   Average Shares
                -----------                -----------   ---------   --------------
January 1, 1998..........................                               3,436
Shares repurchased during the period.....      (21)       43/90           (10)
Stock options exercised during the period       22        66/90            16
                                                                       ------
Weighted average shares..................                               3,442
                                                                       ======

Basic earnings per common share..........                              $  .17
                                                                       ======


Income and share information for the nine months ended March 31, 1999 follows:

(in thousands, except per share data)

Net income..............................                               $1,311
Less: preferred stock dividends.........                                    -
                                                                       ------
Income available to common shareholders.                               $1,311
                                                                       ======

                   Dates                      Shares     Fraction       Weighted
                Outstanding                Outstanding   of Period   Average Shares
                -----------                -----------   ---------   --------------
July 1, 1998.............................                               3,180
Shares repurchased during the period.....     (121)       170/274         (75)
Stock options exercised during the period        3        183/274           2
                                                                       ------
Weighted average shares..................                               3,107
                                                                       ======

Basic earnings per common share..........                              $  .42
                                                                       ======

Income and share information for the nine months ended March 31, 1998 follows:

(in thousands, except per share data)

Net income.............................                                $1,549
Less: preferred stock dividends........                                     -
                                                                       ------
Income available to common shareholders                                $1,549
                                                                       ======

                   Dates                      Shares     Fraction       Weighted
                Outstanding                Outstanding   of Period   Average Shares
                -----------                -----------   ---------   --------------
July 1, 1997..............................                              3,487
Shares repurchased during the period......    (101)       115/274         (42)
Stock options exercised during the period.      51        112/274          21
                                                                       ------
Weighted average shares...................                              3,466
                                                                       ======

Basic earnings per common share...........                             $  .45
                                                                       ======



                                    8 of 17

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

(in thousands, except per share data)

                                                For the three months ended    For the nine months ended
                                                      March 31, 1999                March 31, 1999
                                                --------------------------    --------------------------
Income available to common shareholders ........               $   327               $ 1,311
Plus: Preferred stock dividends ................                  --                    --
                                                               -------               -------
Income available to common shareholders ........               $   327               $ 1,311
                                                               =======               =======

Weighted average shares ........................                 3,075                 3,107
Dilutive potential common shares (stock options)                  --                      15
                                                               -------               -------
Adjusted weighted average shares ...............                 3,075                 3,122
                                                               =======               =======

Diluted earnings per share .....................               $   .11               $   .42
                                                               =======               =======

Options to purchase 425,503 and 249,448 shares of common stock at a weighted average price of $8.78 and $10.11 per share were outstanding during the three and nine months ended March 31, 1999, respectively, which were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during the periods.


(in thousands, except per share data)

                                                  For the three months ended  For the nine months ended
                                                        March 31, 1998              March 31, 1998
                                                  --------------------------  -------------------------
Income available to common shareholders ........               $   582               $ 1,549
Plus: Preferred stock dividends ................                  --                    --
                                                               -------               -------
Income available to common shareholders ........               $   582               $ 1,549
                                                               =======               =======

Weighted average shares ........................                 3,442                 3,466
Dilutive potential common shares (stock options)                    34                    29
                                                               -------               -------
Adjusted weighted average shares ...............                 3,476                 3,495
                                                               =======               =======

Diluted earnings per share .....................               $   .17               $   .44
                                                               =======               =======


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



                                    9 of 17

ITEM 2.  Management's Discussion and Analysis of
         Results of Operations and Financial Condition

The following table sets forth, for the three-month periods indicated, the percentages which certain components of the condensed consolidated statements of income bear to net sales and the percentage of change of such components from the same period of the prior year.

                                                                   Three Months Ended
                                                       ---------------------------------------
                                                       3/31/99         3/31/98        % Change
                                                       -------         -------        --------

Net sales ..................................            100.0           100.0           (5.9)
Cost of goods sold .........................             46.8            47.2           (6.7)
                                                        -----           -----
       Gross profit ........................             53.2            52.8           (5.3)

Selling, general and administrative expenses             36.5            34.3             .2
Research and development expenses ..........             11.1             9.2           13.3
                                                        -----           -----
       Income from operations ..............              5.6             9.3          (43.5)

Investment income ..........................              1.3             1.6          (18.5)
Other expenses, net ........................             (0.5)           (0.3)          42.3
                                                        -----           -----
       Income before income taxes ..........              6.5            10.6          (42.5)

Provision for income taxes .................              2.1             3.3          (39.6)
                                                        -----           -----
       Net income ..........................              4.3             7.3          (43.8)
                                                        =====           =====

Results of Operations - Three Months Ended March 31, 1999

Net sales for the third quarter of fiscal 1999 decreased 5.9% due to softness in both the U.S. and international markets. U.S. sales were down 7.1% and international sales were down 4.3%. Foreign sales as a percent of total sales increased from 42% to 43%.

Gross profit margins increased from 52.8% to 53.2%, primarily due to cost reductions across product lines and minimal discounting in the U.S. market; these factors more than offset the continued competitive pricing pressures in Europe.

Selling, general and administrative expenses remained relatively flat compared to the third quarter of fiscal 1998, primarily due to a decrease in incentive compensation and distributor commissions resulting from decreased sales. The 13.3% increase in research and development expense reflects the Company's continued commitment to new product development and enhancements. Management expects research and development expenses to be between 8% and 10% of net sales for the foreseeable future.

Investment income decreased 18.5% due to a decrease in average cash and investment balances during the period. These balances decreased as a result of purchases of Company shares pursuant to the ongoing stock repurchase program.

The Company's effective tax rate increased from 31.5% to 33.1% resulting from a decrease in tax-exempt foreign sales income and lower non-taxable investment income as a percentage of income before income taxes.



                                    10 of 17

Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)

The following table sets forth, for the nine-month periods indicated, the percentages which certain components of the condensed consolidated statements of income bear to net sales and the percentage of change of such components from the same period of the prior year.

                                                                   Nine Months Ended
                                                       ---------------------------------------
                                                       3/31/99         3/31/98        % Change
                                                       -------         -------        --------

Net sales ..................................            100.0           100.0            (.6)
Cost of goods sold .........................             47.9            46.7            1.9
                                                        -----           -----
       Gross profit ........................             52.1            53.3           (2.8)

Selling, general and administrative expenses             34.8            35.8           (3.4)
Research and development expenses ..........             10.1             9.3            8.2
                                                        -----           -----
       Income from operations ..............              7.2             8.2          (12.8)

Investment income ..........................              1.4             1.8          (25.3)
Other expenses, net ........................             (0.3)           (0.3)          18.2
                                                        -----           -----
       Income before income taxes ..........              8.3             9.7          (16.0)

Provision for income taxes .................              2.6             3.1          (17.3)
                                                        -----           -----
       Net income ..........................              5.7             6.6          (15.4)
                                                        =====           =====

Results of Operations - Nine Months Ended March 31, 1999

The slight decrease in total net sales was primarily attributed to continued softness in international orders. Foreign sales decreased 3% for the period, primarily due to a decline in sales to Europe and Asia; however, this decline was partially offset by a 2% increase in U.S. sales resulting from the Company's MARS, which accounted for approximately 26% of net sales for the period compared to 12% the prior period. Foreign sales as a percent of total sales decreased from 45% to 44%.

Gross profit margins declined from 53.3% to 52.1% primarily due to competitive pricing pressures in Europe and a shift in product mix from the MDS to the MARS platform.

The changes in selling, general and administrative expenses and research and development expenses resulted primarily from the same factors described for the quarter ended March 31, 1999. Also, selling, general and administrative expenses decreased due to effective cost containment initiatives and the settlement of litigation that the Company initiated to establish the validity of a patent for microwave digestion vessels.

Investment income declined primarily due to the factors described for the quarter ended March 31, 1999.

The Company's effective tax rate declined from 32.0% to 31.5%. Management expects the tax rate to remain near 31.5% for the remainder of fiscal 1999.



                                    11 of 17

Management's Discussion and Analysis of
Results of Operations and Financial Condition (continued)

Financial Condition

In the first three quarters of the fiscal year, the Company generated cash from operations of approximately $2.2 million, including $1.3 million in net income. An increase in accounts receivable collections was partially offset by a decrease in current liabilities and other temporary changes in working capital needs.

During the nine months ended March 31, 1999, the Company invested approximately $1.3 million to acquire 121,000 shares of the Company's common stock under the stock repurchase program. At March 31, 1999 the Company had $1.8 million available for stock repurchases. One of the benefits of any shares repurchased under this program will be to minimize the dilutive effect to existing shareholders from the issuance of shares under the Company's Management Equity Plan and Nonqualified Stock Option Plan for Non-Employee Directors. The stock repurchase program had the effect of increasing net income per diluted share by $.04 for the nine months ended March 31, 1999.

Management believes that working capital, planned capital expenditures, debt servicing and stock repurchases can be funded on a current basis with cash on hand and cash generated from operations.

Year 2000 Issues

The Company continued implementing its plan for addressing the Year 2000 Issue during its third fiscal quarter. Plans for addressing IT systems are nearly complete and involve primarily software upgrades and/or hardware upgrades. To date, the Company has spent less than $75,000 to address the Year 2000 issue. The Company does not believe that its future expenditures to address this issue will be more than $25,000. For non-IT systems, the Company does not expect to identify any areas that are not capable of being repaired or replaced at a fairly low cost or where Year 2000 problems would have a material impact on the Company.

The Company has initiated formal communications with all of its third party vendors, suppliers and customers with whom the Company has a significant relationship to evaluate whether these third parties have significant Year 2000 problems that could have a material adverse effect on the Company. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or conversion that is incompatible with the Company's systems, would not have a material effect on the Company.

The Company expects to complete its plans to address the Year 2000 Issue for a majority of its systems sometime during late fiscal 1999, in time to allow testing to ensure that the steps taken will be adequate to address the problems identified. The plans to address the Year 2000 Issues for the Company's foreign subsidiaries should be complete by September 30, 1999. If the Company's plans to address these issues are not successful, the Company would attempt to identify and purchase replacement systems that do not have problems associated with the Year 2000 Issue. The cost of such replacement systems would be immaterial to the Company.

Euro Currency Issues

Effective January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and one common currency (the "euro"). The euro trades on currency exchanges and is used in business transactions. Beginning in January, 2002, bills and coins denominated in the euro will be issued and existing currencies will be withdrawn from circulation. The Company's foreign subsidiaries do not expect to transact a material portion of their business in the euro until fiscal 2001. Also, the Company's foreign subsidiaries are not yet required to prepare reports to local regulatory agencies using the euro. IT systems used by the company's foreign subsidiaries should be updated or replaced in a timely manner to facilitate business transactions and reporting to local government agencies. Costs to update and/or replace IT systems are not expected to exceed $50,000.

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

PART II. OTHER INFORMATION

ITEMS 1, 2 and 4 are not applicable and are omitted.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

              Information about the Company's exposure to market risk was disclosed in its 1998 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on September 25, 1998. There have been no material quantitative changes in market risk exposures since the date of that filing.


ITEM 5. The Company has changed its Transfer Agent to American Stock Transfer and Trust.

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



                                    13 of 17

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

        (b)  Reports on Form 8-K:

             No Reports on Form 8-K were filed during the quarter ended March 31, 1999.



                                    14 of 17

                                 CEM CORPORATION
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: May 12, 1999                            CEM CORPORATION

                                              BY:  \s\ Richard N. Decker
                                                   ----------------------------
                                                       Richard N. Decker
                                                       Secretary, Treasurer and
                                                       Chief Financial Officer



                                    15 of 17

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



                                    16 of 17