Form 10-K
period 1999-06-30
CEM CORP
filed 1999-09-28
CIK 793933

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the fiscal year ended June 30, 1999

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

                    3100 Smith Farm Road, Matthews, NC 28104
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of shares of the Registrant's $.05 par value Common Stock, its only outstanding class of voting stock, held by non-affiliates as of September 8, 1999, was $17,179,844 assuming, for purposes of this filing, that all executive officers and directors of the Registrant are affiliates. The number of issued and outstanding shares of the Registrant's $.05 par value Common Stock, its only outstanding class of Common Stock, as of September 8, 1999, was 3,043,443 shares.

Portions of the CEM Corporation Annual Report to Shareholders for the fiscal year ended June 30, 1999 are incorporated by reference into Parts I and II. Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held November 4, 1999 are incorporated by reference into Part III.

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

Products

     Microwave Accelerated Reaction System("MARS") and Microwave Digestion System("MDS"). MARS and MDS and related accessories accounted for approximately 36%, 33%, and 29% of the Company's consolidated sales in fiscal 1999, 1998 and 1997, respectively. This product is a microwave heating system designed especially for use in the digestion of samples for laboratory analysis. It performs a rapid dissolution of samples in acid in a closed vessel system and is sold to the analytical laboratory market. MARS, which was introduced in the first quarter of fiscal 1998 and is the next generation of MDS, permits higher pressures to be used safely and provides greater measurement data for control of the instrument.

     Moisture/Solids Analyzer. The Moisture/Solids Analyzer and related accessories accounted for approximately 20%, 17% and 19% of the Company's consolidated sales in fiscal 1999, 1998 and 1997, respectively. This product performs percent moisture or percent solids measurement in process control monitoring, quality control and product development in a variety of industries, including chemical processing, pharmaceuticals, food and dairy products, tobacco, textiles, paint and coatings, pulp and paper, water and wastewater treatment.

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

     ProFat II System. The ProFat II System, which was introduced in the first quarter of fiscal 1998, is a microwave-based instrument that provides rapid moisture, fat and protein results on most meat products, without solvents. The product is sold primarily to companies processing beef, poultry and pork products that require a rapid result for process control purposes and companies which utilize non solvent-based instruments for product analysis.

     Microwave Extraction System. The Microwave Extraction System uses microwave energy to rapidly heat solvents to high temperatures. These elevated temperatures reduce the time necessary to extract organic compounds from solid matrices. This product uses a unique temperature control system and multiple safety devices to ensure both rapid and safe sample preparation. This product is a cost effective alternative to traditional solvent extraction due to its high recoveries and significantly reduced solvent usage. The Microwave Extraction System is marketed under the trade name, MARS-X. Sales of the MARS-X to environmental laboratories will be limited in the United States until the U.S. Environmental Protection Agency approves the use of microwave-based instruments as an alternative method for extraction.

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

     The Company's foreign sales are conducted through independent dealers throughout the world and the Company's subsidiaries in England, Germany and Italy. Foreign sales are primarily to customers in Europe, Asia and Latin America. Foreign sales accounted for 43%, 45% and 46% of net sales in fiscal 1999, 1998 and 1997, respectively.

Research and Development

     The Company invests heavily in the research and development of potential new products, product improvements and enhancements, and applications research for existing products. For fiscal 1999, 1998 and 1997, research and development expense was $3,162,000, $2,943,000 and $2,742,000 respectively.

     The Company's product development efforts continue to progress with respect to certain proprietary technology licensed in 1996. The Company expects to deliver prototype instruments incorporating this technology to prospective customers in fiscal 2000.

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

Employees

     At June 30, 1999, the Company employed 179 persons. None of the Company's employees are covered by a collective bargaining agreement.

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

     There are a number of other methods for testing the moisture or solids content of various liquids and solids. In most instances, the equipment and instruments, which consist typically of simple heating and drying units and measurement techniques, are less expensive than the Moisture/Solids Analyzer produced by the Company. In addition, infrared moisture analyzers, radio frequency energy absorption techniques and the Karl Fischer titration method, a wet chemical procedure, have been developed. These systems compete directly with the Company's instrumentation in certain markets. There is one manufacturer of a microwave moisture system similar in nature to the Company's Moisture/Solids Analyzer.

     The traditional method of ashing is with a resistance heat furnace. There are a number of manufacturers of laboratory furnaces used for ashing. Although these products are typically less expensive than the Microwave Ashing System sold by the Company, the Company's product offers advantages in both speed and process control.

     The Company's microwave open vessel digestion system (the STAR System) is designed to digest large samples or samples that are very reactive and can not be safely digested in a closed vessel digestion system. There is currently one competitor in this market, which also utilizes microwave based technology and automatic reagent additions, but the Company believes its product offers advantages in price and performance.

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

International Operations and Sales

     Information about the Company's international operations and sales is incorporated by reference to footnotes 1 and 8 of the financial statements contained in the Company's 1999 Annual Report to Shareholders (Exhibit 13 hereto).

ITEM 2 - PROPERTIES

     The Company's headquarters, research and manufacturing operations are located in an 82,000 square foot building on an eight and three-fourths acre tract of land owned by the Company in Matthews, North Carolina. The Company also owns a 5,000 square foot office and warehouse facility in England, owns a 5,200 square foot office and warehouse in Germany and leases a 4,000 square foot office in Italy. The facility in Germany is subject to a mortgage which had a balance of $68,000 at June 30, 1999. Management believes these facilities are adequate to serve existing markets for the next several years.

ITEM 3 - LEGAL PROCEEDINGS

     Nothing is required to be disclosed pursuant to this item.


ITEM 4 is inapplicable and has been omitted.


PART II

ITEM 5 is incorporated by reference to Footnote 12 on page 19 "Quarterly Information (Unaudited)" and on the inside back cover "Corporate Information" of the Registrant's 1999 Annual Report to Shareholders (Exhibit 13 hereto).

ITEM 6 is incorporated by reference to page 20 of items captioned "Selected Financial Data" of the Registrant's 1999 Annual Report to Shareholders (Exhibit 13 hereto).

ITEM 7 is incorporated by reference to page 6 captioned "Management's Discussion and Analysis" of the Registrant's 1999 Annual Report to Shareholders (Exhibit 13 hereto).

ITEM 7A is incorporated by reference to Footnote 2 on page 14 "Financial Instruments" of the Registrant's 1999 Annual Report to Shareholders (Exhibit 13 hereto).

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements, notes to the financial statements and quarterly supplemental financial data of the Company appearing on pages 9 - 20 of the Company's 1999 Annual Report to Shareholders are hereby incorporated by reference.

ITEM 9 is inapplicable and has been omitted.

PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information as to the directors and chief executive officer of the Company is incorporated herein by reference to the section captioned "Election of Directors" of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held November 4, 1999. The following information is provided as to the executive officers of the Company who are not directors:

Name                   Age          Background
---------------------  ------       --------------------------------------------

Richard N. Decker      50           Vice President - Finance, Chief Financial
                                    Officer, Secretary and Treasurer since 1995;
                                    Secretary, Treasurer and Chief Financial
                                    Officer 1993-1995; Vice President-Finance of the Water and Gas Meter Division of
                                    Schlumberger Limited Corporation 1982-1993.

     All of the Company's executive officers were appointed to their current positions at the Annual Meeting of the Board of Directors held on November 5, 1998. All of the Company's executive officers' terms of office extend until the next Annual Meeting of the Board of Directors and until their successors are elected and qualified.

ITEM 11 is incorporated by reference to the sections captioned "Executive Compensation" and "Director Compensation" in the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held November 4, 1999.

ITEM 12 is incorporated by reference to the sections captioned "Principal Shareholders and Holdings of Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held November 4, 1999.


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

               13.         The Company's 1999 Annual Report to Shareholders.
                           This Annual Report to Shareholders is furnished for the information of the Commission only and, except for the parts thereof incorporated in this report, is not deemed to be "filed" as part of this filing.

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

(c) Exhibits. See Item 14(a)(3) above.

                                                                                       Reference (Page)
                                                                              -----------------------------------

                                                                                                        Annual
                                                                                Form 10-K              Report to
Item 14. (d) Index to Financial Statements and Schedules                      Annual Report          Shareholders
--------------------------------------------------------------------------    -------------          ------------

Data incorporated by reference from the attached
1999 Annual Report to Shareholders:

    Report of Independent Accountants                                                                     20

    Consolidated Balance Sheets as of June 30, 1999 and 1998                                               9

    Consolidated Statements of Income for the years ended                                                 10
    June 30, 1999, 1998 and 1997

    Consolidated Statements of Cash Flows for the years                                                   11
    ended June 30, 1999, 1998 and 1997

    Consolidated Statements of Changes in Shareholders' Equity for the                                    12
    years ended June 30, 1999, 1998 and 1997

    Notes to Consolidated Financial Statements                                                          13 - 20


Data submitted herewith:

    Report of Independent Accountants                                               8

    Financial Statement Schedule:
        Schedule II - Valuation and Qualifying Accounts                             10


The 1999 Annual Report to Shareholders of CEM Corporation is not to be deemed "filed" as part of this report except for those parts thereof specifically incorporated herein by reference.

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of CEM Corporation:

Our audits of the consolidated financial statements referred to in our report dated July 21, 1999 appearing on page 20 of the 1999 Annual Report to Shareholders of CEM Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.





/s/ PricewaterhouseCoopers  LLP



Charlotte, North Carolina
July 21, 1999

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    CEM CORPORATION

                                    By: /s/ Michael J. Collins
                                        ----------------------
                                        Michael J. Collins
                                        President and Chief Executive Officer

                                    By: /s/ Richard N. Decker
                                        ---------------------
Dated:  September 24, 1999              Richard N. Decker
                                        Chief Financial Officer, Secretary
                                        and Treasurer
                                        (Principal Financial and Accounting
                                        Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

               Signature                                    Capacity                             Date
---------------------------------     -----------------------------------------------     ------------------

/s/ Ronald A. Norelli                 Chairman of the Board of Directors                  September 24, 1999
---------------------------------
      Ronald A. Norelli

/s/ Michael J. Collins                President, Chief Executive Officer and Director     September 24, 1999
---------------------------------         (Principal Executive Officer)
      Michael J. Collins

/s/ John L. Chanon                    Director                                            September 24, 1999
---------------------------------
      John L. Chanon

/s/ George F. Krall                   Director                                            September 24, 1999
---------------------------------
      George F. Krall

                                 CEM CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997



                                                  Balance at
                                                  beginning of    Charged to costs                      Balance at
                          Description               period          and expenses       Deductions     End of period
                  ---------------------------     -----------     ----------------    ------------    -------------

Year ended        Accounts receivable,            $ 1,019,000        $   360,000      $  (151,000)     $ 1,228,000
June 30, 1999     inventory and warranty
                  reserves

Year ended        Accounts receivable,              1,040,000            404,000         (425,000)       1,019,000
June 30, 1998     inventory and warranty
                  reserves

Year ended        Accounts receivable,            $   720,000        $   607,000      $  (287,000)     $ 1,040,000
June 30, 1997     inventory and warranty
                  reserves

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    EXHIBITS
                                  ITEM 14(a)(3)
                           ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended                                Commission File Number
-------------------------                                ----------------------
      June 30, 1999                                              0-15383

                                 CEM CORPORATION
                                  EXHIBIT INDEX


Exhibit No.                Exhibit Description
-----------                -------------------

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

      13.                  The Company's 1999 Annual Report to Shareholders.
                              This Annual Report to shareholders is furnished for the information of the Commission only and, except for the parts thereof incorporated in this report, is not deemed to be "filed" as part of this filing (page __ of the sequentially numbered pages).

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