Form 10-Q
period 1999-09-30
CEM CORP
filed 1999-11-12
CIK 793933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO __________


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


3,043,443 shares of the issuer's $.05 par value common stock, its only class of common stock, were outstanding as of November 5, 1999.

PART I. FINANCIAL INFORMATION


ITEM 1.  Financial statements


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended September 30, 1999
CEM Corporation Matthews, North Carolina


The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

                                 CEM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      SEPTEMBER 30, 1999 AND JUNE 30, 1999

(in thousands)

                                                                                     (unaudited)
                                                                                     September 30                June 30
                                                                               ------------------------- -------------------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents................................................   $                3,970     $                2,865
   Short-term investments...................................................                    6,196                      6,262
   Trade receivables, net of allowances.....................................                    5,730                      6,634
   Inventories, net.........................................................                    5,494                      5,335
   Deferred taxes and other.................................................                      749                        964
                                                                               -------------------------  -------------------------

      Total current assets..................................................                   22,139                     22,060

LONG-TERM INVESTMENTS.......................................................                      514                        476

PROPERTY, PLANT AND EQUIPMENT, NET..........................................                    4,927                      4,984

OTHER ASSETS................................................................                    1,009                      1,036
                                                                               -------------------------  -------------------------

TOTAL ASSETS................................................................   $               28,589     $               28,556
                                                                               =========================  =========================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses....................................   $                3,292     $                3,940
   Deferred income..........................................................                    1,447                      1,402
   Income taxes payable.....................................................                      892                        819
                                                                               -------------------------  -------------------------

      Total current liabilities.............................................                    5,631                      6,161

LONG-TERM DEBT, NET OF CURRENT MATURITIES...................................                      166                        173

OTHER NON-CURRENT LIABILITIES...............................................                      127                        127

SHAREHOLDERS' EQUITY:
   Common stock.............................................................                      152                        152
   Retained earnings........................................................                   22,777                     22,422
   Translation adjustments..................................................                     (264)                      (479)
                                                                               -------------------------  -------------------------
     Total Shareholders' Equity.............................................                   22,665                     22,095
                                                                               -------------------------  -------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................   $               28,589     $               28,556
                                                                               =========================  =========================


See accompanying notes to condensed consolidated financial statements.

                                 CEM CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

(in thousands, except per share data)

                                                                                           1999                     1998
                                                                                  -----------------------  ------------------------
Net sales...................................................................      $                7,390     $             7,152
Cost of goods sold..........................................................                       3,525                   3,509
                                                                                  -------------------------  ----------------------
    Gross profit............................................................                       3,865                   3,643

Selling, general and administrative expenses................................                       2,646                   2,593
Research and development expenses...........................................                         741                     730
                                                                                  -------------------------  ----------------------
    Income from operations..................................................                         478                     320

Investment income...........................................................                          97                     105
Other expenses, net.........................................................                         (29)                    (10)
                                                                                  -------------------------  ----------------------
    Income before income taxes..............................................                         546                     415

Provision for income taxes..................................................                         172                     132
                                                                                  -------------------------  ----------------------
    Net income..............................................................                         374                     283

Foreign currency translation................................................                         215                     290
                                                                                  -------------------------  ----------------------
    Comprehensive income....................................................      $                  589     $               573
                                                                                  =========================  ======================

Net income per share:

    Basic...................................................................      $                  .12     $               .09
                                                                                  =========================  ======================

    Diluted.................................................................      $                  .12     $               .09
                                                                                  =========================  ======================

Average shares outstanding:

     Basic..................................................................                       3,044                   3,163
                                                                                  =========================  ======================

     Diluted................................................................                       3,044                   3,208
                                                                                  =========================  ======================


See accompanying notes to condensed consolidated financial statements.

                                 CEM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

(in thousands)

                                                                                         1999                      1998
                                                                               ------------------------- -------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................................   $                1,306     $                   61
                                                                               -------------------------  -------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of available-for-sale investments..................................                      100                          -
    Investment in affiliate.................................................                      (38)                         -
    Acquisition of intangibles..............................................                      (19)                       (19)
    Capital expenditures, net...............................................                     (211)                      (313)
                                                                               -------------------------  -------------------------
           Net cash  used in investing activities...........................                     (168)                      (332)
                                                                               -------------------------  -------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of long-term debt.............................................                      (25)                       (96)
    Proceeds from issuance of common stock..................................                        -                         21
    Repurchase of common stock..............................................                      (19)                      (948)
                                                                               -------------------------  -------------------------
           Net cash used in financing activities............................                      (44)                    (1,023)
                                                                               -------------------------  -------------------------

EFFECTS OF  EXCHANGE RATES ON CASH..........................................                        11                         3
                                                                               -------------------------  -------------------------

Net (decrease)/increase in cash and cash equivalents........................                     1,105                    (1,291)
Cash and cash equivalents at beginning of period............................                     2,865                     2,963
                                                                               -------------------------  -------------------------

Cash and cash equivalents at end of period..................................   $                 3,970    $                1,672
                                                                               =========================  =========================


See accompanying notes to condensed consolidated financial statements.

                                 CEM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

The Company engages in one line of business defined as the development, manufacture, sale and service of microwave-based instrumentation for testing, analysis and process control in analytical laboratory and industrial markets. The Company considers this to be one industry segment for financial reporting purposes.

2.  INVENTORIES

The components of inventories at current cost at September 30, 1999 and June 30, 1999 are as follows:

(in thousands)

                                                                               September 30                 June 30
                                                                         -------------------------  -------------------------
Parts and raw materials.............................................     $                2,995     $                3,233
Work-in-process and finished goods..................................                      2,499                      2,102
                                                                         -------------------------  -------------------------
                                                                         $                5,494     $                5,335
                                                                         =========================  =========================


3.  NET INCOME PER COMMON SHARE

Basic Earnings Per Share Computation:

The computation of basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Shares issued during the period and shares repurchased by the Company during the period are weighted for the portion of the period that they were outstanding. Income and share information for the three months ended September 30, 1999 follows:

(in thousands, except per share data)

Net income.......................................................                                        $             374
                                                                                                          ===================

                             Dates                                                         Fraction
                          Outstanding                                    Shares            of Period            Shares
                          -----------                                    ------            ---------            ------

July 1, 1999.....................................................                                                    3,046
Shares repurchased during the period.............................         (3)               62/92                       (2)
                                                                                                          -------------------
Weighted average shares..........................................                                                    3,044
                                                                                                          ===================

Basic earnings per share.........................................                                        $             .12
                                                                                                          ===================

Income and share information for the three months ended September 30, 1998 follows:

(in thousands, except per share data)

Net income.......................................................                                        $             283
                                                                                                          ===================

                             Dates                                                         Fraction
                          Outstanding                                    Shares            of Period            Shares
                          -----------                                    ------            ---------            ------
July 1, 1998.....................................................                                                    3,180
Shares repurchased during the period.............................         (91)              17/92                      (17)
Stock options exercised during the period........................          3                  -                          -
                                                                                                          ===================
Weighted average shares..........................................                                                    3,163
                                                                                                          ===================

Basic earnings per share.........................................                                        $             .09
                                                                                                          ===================


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

(in thousands, except per share data)

                                                          For the three months ended        For the three months ended
                                                              September 30, 1999                September 30, 1998
                                                         ------------------------------     -----------------------------
Net income...........................................    $                       374        $                      283
                                                         ==============================     =============================

Weighted average shares..............................                          3,044                             3,163
Dilutive potential common shares (stock options).....                              -                                45
                                                         ------------------------------     -----------------------------
Adjusted weighted average shares.....................                          3,044                             3,208
                                                         ==============================     =============================

Diluted earnings per share...........................    $                       .12        $                      .09
                                                         ==============================     =============================


Options to purchase 432,179 and 45,000 shares of common stock at a weighted average price of $6.90 and $11.41 per share were outstanding during the three months ended September 30, 1999 and 1998, respectively, which were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during the periods.

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

                                                                                       Three Months Ended
                                                                         ----------------------------------------------------
                                                                             9/30/99           9/30/98           % Change
                                                                         ----------------- -----------------  ---------------
Net sales............................................................          100.0   %          100.0  %         3.3   %
Cost of goods sold...................................................           47.7               49.1             .5
                                                                         ----------------- -----------------
       GROSS PROFIT..................................................           52.3               50.9            6.1

Selling, general and administrative expenses.........................           35.8               36.2            2.0
Research and development expenses....................................           10.0               10.2            1.5
                                                                         ----------------- -----------------
       INCOME FROM OPERATIONS........................................            6.5                4.5           49.4

Investment income....................................................            1.3                1.5           (7.6)
Other expenses, net..................................................           (0.4)              (0.2)            nm
                                                                         ----------------- -----------------
       INCOME BEFORE INCOME TAXES....................................            7.4                5.8           31.6

Provision for income taxes...........................................            2.3                1.8           30.3
                                                                         ----------------- -----------------
       NET INCOME....................................................            5.1   %            4.0  %        32.2   %
                                                                         ================= =================


RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1999

Net sales for the first quarter of fiscal 2000 increased by 3.3% compared with the first quarter of fiscal 1999 primarily due to increased sales in the United States (U.S.). The increase in U.S. sales was somewhat offset by continued weakness in foreign sales. Foreign sales for the period were down 8.7% primarily driven by softness in orders from Europe and Latin America. Foreign sales as a percentage of total sales decreased from 43% in the first quarter of fiscal 1999 to 38% in the current year period.

Gross profit margins increased from 50.9% in the first quarter of fiscal 1999 to 52.3% in the first quarter of fiscal 2000 primarily due to product cost reductions. Management expects these cost reductions will continue to improve margins throughout fiscal 2000.

Selling, general and administrative expenses increased 2.0% compared to the prior year period because legal costs in fiscal 1999 were recorded net of the settlement of litigation the Company initiated to establish the validity of a patent for microwave digestion vessels. Research and development expense was consistent with the prior year period. Management expects research and development expense to remain between 8% and 10% of net sales for the foreseeable future.

Investment income decreased 7.6% in the first quarter of fiscal 2000 due to lower rates earned on investments, resulting from a general decline in market interest rates.

The Company's effective tax rate was 31.5% for the first quarter of fiscal 2000 which approximates the fiscal 1999 tax rate.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Financial Condition

In the first quarter of the fiscal 2000, the Company generated cash from operations of approximately $1.3 million, including $374,000 in net income. Cash generated through accounts receivable collections since June 30, 1999 was partially offset by a decrease in accrued payroll and benefits and accounts payable.

During the three months ended September 30, 1999, the Company invested approximately $19,000 to acquire 2,600 shares of the Company's common stock under a stock repurchase program. At September 30, 1999, pursuant to prior authorizations from the Board of Directors, the Company had $1.6 million available for stock repurchases pursuant to that program. One of the effects of any share repurchases under this program is a reduction in the dilutive effect to existing shareholders of the issuance of shares under the Company's Management Equity Plan and Nonqualified Stock Option Plan for Non-Employee Directors. The Company has suspended the stock repurchase program pending completion of matters under consideration by a Special Committee of the Board as further described in Item 5 of Part II of this report.

Management believes that working capital, planned capital expenditures, existing debt servicing and stock repurchases can be funded on a current basis with cash on hand and cash generated from operations.

Year 2000 Issues

The Company continued implementing its plan for addressing the Year 2000 Issue (also known as Y2K) during the first quarter of fiscal 2000 . The Year 2000 Issue results from computers and other systems that process or use date sensitive information and may incorrectly respond to dates on or after January 1, 2000. Implementation of plans for addressing information technology (IT) systems are nearly complete and involve both software and hardware upgrades. To date, the Company has spent less than $100,000 to address the Year 2000 Issue and does not believe its future expenditures to address this issue will be more than $25,000. For non-IT systems, the Company has not identified and does not expect to identify any areas where Year 2000 problems would have a material impact on the Company that are not capable of being repaired or replaced at a fairly low cost.

The Company has initiated formal communications with all of its third party vendors, suppliers and customers with whom the Company has a significant relationship to evaluate whether these third parties have significant Year 2000 problems that could have a material adverse effect on the Company; no such problems have been identified. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or conversion that is incompatible with the Company's systems, would not have a material effect on the Company. The Company, in turn, has responded to all inquiries from customers as to the Year 2000 readiness of the Company. Management believes that CEM instrument operations will be unaffected by the Year 2000 Issue. CEM instruments do not use the date for operation; rather, they use the date as a stamp for printouts only.

The plans to address the Year 2000 Issue for the Company's foreign subsidiaries are complete. If the Company's plans to address these issues are not successful, the Company would attempt to identify and purchase replacement systems that do not have problems associated with the Year 2000 Issue. Management believes that the cost of such replacement systems would be immaterial to the Company.

The discussion in this section contains Year 2000 readiness disclosures within the meaning of the Year 2000 Information and Readiness Disclosure Act of 1998.

Euro Currency Issues

Effective January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and one common currency (the "euro"). The euro trades on currency exchanges and is being used in certain business transactions. Beginning in January, 2002, bills and coins denominated in the euro will be issued and existing currencies will be withdrawn from circulation. The Company's foreign subsidiaries do not expect to transact a material portion of their business in the euro until fiscal 2001. The Company's foreign subsidiaries are not yet required to prepare reports to local regulatory agencies using the euro. IT systems used by the Company's foreign

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

subsidiaries should be updated or replaced in a timely manner to facilitate business transactions and reporting to local government agencies. Costs to update and/or replace IT systems are not expected to exceed $50,000.

Cautionary Statement

The following cautionary statement identifies important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements made by or on behalf of the Company. Except for the historical information contained herein, the matters discussed in "Management's Discussion and Analysis of Results of Operations and Financial Condition" may be deemed forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include projections, predictions, expectations or beliefs about future events or results or otherwise are not statements of historical fact. Such statements are often characterized by the use of qualifying words (and their derivatives) such as "expect," "believe," "plan," "project," or other statements concerning opinions or judgment of the Company and its management about future events. These cautionary statements are made pursuant to Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, both enacted pursuant to the Private Securities Litigation Reform Act of 1995.

The industry in which the Company competes, as well as the markets that it serves, are characterized by cyclical market patterns as a consequence of, among other things, business cycles, foreign exchange fluctuations, regulatory changes, government spending levels and general economic conditions. These factors affect the timing of orders from the Company's customers and cause substantial variations in sales and profitability from quarter to quarter. Likewise, supplier-related delays and the timing of the release of the Company's customer orders may affect quarter-to-quarter sales and profitability. The Company's sales may also be adversely affected by direct and indirect competition from third parties including, but not limited to, legal challenges to existing patents or pending patent applications.

Demand for the Company's instrumentation is substantially affected by the enactment, timing, extent and severity of state, federal and foreign laws governing environmental testing standards as well as product labeling requirements including foods and pharmaceuticals. The Company has experienced and may continue to experience fluctuations in sales of such products as well as in demand for particular product enhancements as a result of actual or perceived changes in regulatory requirements. Legislation or regulations resulting in the development or expansion of acceptance standards for specific testing methods has and may result in periodic delays in sales, especially in the United States. Conversely, increases in international sales have resulted, and may result in the future, from less stringent or nonexistent acceptance standards in a given country.

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


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

              Information about the Company's exposure to market risk was disclosed in its 1999 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on September 27, 1999. There have been no material quantitative changes in market risk exposures since the date of that filing.


PART II. OTHER INFORMATION

ITEMS 1, 2, 3 and 4 are not applicable and are omitted.

ITEM 5.   Other Information

         On October 19, 1999 the Company announced that it had received from Michael J. Collins, its President and Chief Executive Officer, an offer to purchase all of the Company's outstanding shares not owned by him for a price of $8.40 per share. The offer contemplated a negotiated merger subject to shareholder approval.

         The Company indicated that its Board of Directors had asked a Special Committee consisting of two of its independent directors, John L. Chanon and Ronald A. Norelli, to evaluate Mr. Collins' offer as well as other strategic alternatives to maximize shareholder value.

         On November 10, 1999 the Company announced that Mr. Collins had increased his previously announced offer to purchase all of the Company's outstanding shares not owned by him from a price of $8.40 per share to $9.25 per share, with all other terms and conditions of the offer remaining unchanged.

         The Special Committee continues to explore strategic alternatives to maximize shareholder value, including evaluating and discussing with Mr. Collins his offer. The Special Committee has engaged Brookwood Associates, an investment banking firm with offices in Charlotte and Atlanta, as its financial advisor.

         At the present time, except as may be required by law, the Special Committee has informed the Company that it does not anticipate making further comment on its proceedings until it has made a determination as to the appropriate strategic course for the Company.


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

             (b)  Reports on Form 8-K:

                  No Reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                 CEM CORPORATION
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  November 12, 1999                           CEM CORPORATION

                                                   BY: /s/ Richard N. Decker
                                                       -------------------------
                                                       Richard N. Decker
                                                       Secretary, Treasurer and
                                                       Chief Financial Officer

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    EXHIBITS

                                    ITEM 6(a)

                          Quarterly Report on Form 10-Q


For the quarter ended September 30, 1999         Commission File Number: 0-15383


                                 CEM CORPORATION
                                  EXHIBIT INDEX

Exhibit Number:            Exhibit Description
--------------             -------------------

27                   Financial Data Schedule (filed in electronic format only)