Form 10-Q
period 1999-12-31
CEM CORP
filed 2000-02-14
CIK 793933

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM           TO
                                              -----------  ----------

Commission File Number: 0-15383

                                 CEM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             North Carolina                            56-1019741
             --------------                            ----------
        (State of Incorporation)           (I.R.S. Employer Identification No.)

  3100 SMITH FARM ROAD, MATTHEWS, NC                     28104
(Address of principal executive offices)              (Zip Code)


               POST OFFICE BOX 200, MATTHEWS, NORTH CAROLINA 28106
              ----------------------------------------------------
                (Mailing address of principal executive offices)


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

                            Yes [X]     No [ ]

3,043,443 shares of the issuer's $.05 par value common stock, its only class of common stock, were outstanding as of January 29, 2000.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial statements


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended December 31, 1999
CEM Corporation
Matthews, North Carolina



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































                                    2 of 18

                                 CEM CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31 AND JUNE 30, 1999

(in thousands)
                                                                                                       (unaudited)
                                                                                                       December 31         June 30
                                                                                                       -----------         --------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ...................................................................         $  4,561          $  2,865
   Short-term investments ......................................................................            6,131             6,262
   Trade receivables ...........................................................................            6,516             6,634
   Inventories .................................................................................            5,228             5,335
   Deferred taxes and other ....................................................................              834               964
                                                                                                         --------          --------

      Total current assets .....................................................................           23,270            22,060

LONG-TERM INVESTMENTS ..........................................................................              546               476

PROPERTY, PLANT AND EQUIPMENT, NET .............................................................            4,722             4,984

OTHER ASSETS ...................................................................................            1,261             1,036
                                                                                                         --------          --------

                                                                                                         $ 29,799          $ 28,556
                                                                                                         ========          ========


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable and current maturities of long-term debt ......................................         $  1,038          $  1,066
   Accounts payable and accrued expenses .......................................................            3,113             2,874
   Deferred income .............................................................................            1,481             1,402
   Income taxes payable ........................................................................              766               819
                                                                                                         --------          --------

      Total current liabilities ................................................................            6,398             6,161

LONG-TERM DEBT, NET OF CURRENT MATURITIES ......................................................              320               173

DEFERRED TAXES .................................................................................              127               127

SHAREHOLDERS' EQUITY:
   Common Stock ................................................................................              152               152
   Retained Earnings ...........................................................................           23,346            22,422
   Translation Adjustments .....................................................................             (544)             (479)
                                                                                                         --------          --------
     Total Shareholders' Equity ................................................................           22,954            22,095
                                                                                                         --------          --------

                                                                                                         $ 29,799          $ 28,556
                                                                                                         ========          ========




See accompanying notes to condensed consolidated financial statements.



                                    3 of 18

                                 CEM CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)


(in thousands, except per share data)

                                                        1999             1998
                                                     -------          -------

Net sales ..................................         $ 9,051          $ 8,492
Cost of goods sold .........................           4,438            4,063
                                                     -------          -------
    Gross profit ...........................           4,613            4,429

Selling, general and administrative expenses           2,909            2,718
Research and development expenses ..........             805              776
                                                     -------          -------
    Income from operations .................             899              935

Investment income ..........................             139              107
Other expenses, net ........................            (208)             (31)
                                                     -------          -------
    Income before income taxes .............             830            1,011

Provision for income taxes .................             261              309
                                                     -------          -------
    Net income .............................             569              702

Foreign Currency Translation ...............            (280)             (35)
                                                     -------          -------
    Comprehensive Income ...................         $   289          $   667
                                                     =======          =======

Net Income Per Share:

    Basic ..................................         $   .19          $   .23
                                                     =======          =======

    Diluted ................................         $   .19          $   .23
                                                     =======          =======

Average Shares Outstanding:

     Basic .................................           3,043            3,089
                                                     =======          =======

     Diluted                                           3,044            3,104
                                                     =======          =======



See accompanying notes to condensed consolidated financial statements.






                                    4 of 18

                                 CEM CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)


(in thousands, except per share data)

                                                         1999              1998
                                                     --------          --------

Net sales ..................................         $ 16,441          $ 15,643
Cost of goods sold .........................            7,963             7,572
                                                     --------          --------
    Gross profit ...........................            8,478             8,071

Selling, general and administrative expenses            5,555             5,311
Research and development expenses ..........            1,546             1,506
                                                     --------          --------
    Income from operations .................            1,377             1,254

Investment income ..........................              236               212
Other expenses, net ........................             (237)              (41)
                                                     --------          --------
    Income before income taxes .............            1,376             1,425

Provision for income taxes .................              433               441
                                                     --------          --------
    Net income .............................              943               984

Foreign Currency Translation ...............              (65)              166
                                                     --------          --------
    Comprehensive Income ...................         $    878          $  1,150
                                                     ========          ========

Net Income Per Share:

    Basic ..................................         $    .31          $    .31
                                                     ========          ========

    Diluted ................................         $    .31          $    .31
                                                     ========          ========

Average Shares Outstanding:

     Basic .................................            3,044             3,126
                                                     ========          ========

     Diluted ...............................            3,044             3,155
                                                     ========          ========




See accompanying notes to condensed consolidated financial statements.




                                    5 of 18

                                 CEM CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

(in thousands)

                                                               1999             1998
                                                            -------          -------
NET CASH PROVIDED BY OPERATING ACTIVITIES .........         $ 2,356          $ 1,186
                                                            -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of available-for-sale investments ........             100               --
    Purchase of available-for-sale investments ....              --               --
    Purchase of long-term investment ..............             (38)              --
    Acquisition of intangibles ....................            (317)             (63)
    Capital expenditures, net .....................            (331)            (580)
                                                            -------          -------
           Net cash used in investing activities ..            (586)            (643)
                                                            -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of notes payable ......................             (73)             (99)
    Proceeds from issuance of common stock ........              --               21
                                                            -------          -------
    Repurchase of common stock ....................             (19)          (1,175)
                                                            -------          -------
           Net cash used in financing activities ..             (92)          (1,253)
                                                            -------          -------

EFFECTS OF EXCHANGE RATES ON CASH .................              18               (3)
                                                            -------          -------

Net increase(decrease) in cash and cash equivalents           1,696             (713)
Cash and cash equivalents at beginning of period ..           2,865            2,963
                                                            -------          -------

Cash and cash equivalents at end of period ........         $ 4,561          $ 2,250
                                                            =======          =======




See accompanying notes to condensed consolidated financial statements.



















                                    6 of 18

                                 CEM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.  BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The result of operations for the period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

The Company engages in one line of business defined as the development, manufacture, sale and service of microwave-based instrumentation for testing, analysis and process control in analytical laboratory and industrial markets. The Company considers this to be one industry segment for financial reporting purposes.

2.  INVENTORIES

The components of inventories at current cost at December 31 and June 30, 1999 are as follows:

(in thousands)

                                                        December 31        June 30
                                                       -------------     ------------
Parts and raw materials............................    $       2,900     $      3,233
Work-in-process and finished goods.................            2,328            2,102
                                                       -------------     ------------
                                                       $       5,228     $      5,335
                                                       =============     ============


3.  NET INCOME PER COMMON SHARE

BASIC EARNINGS PER SHARE COMPUTATION:

The computation of basic earnings per share is computed by dividing income available to shareholders by the weighted average number of shares outstanding during the period. Shares issued during the period and shares repurchased by the Company during the period are weighted for the portion of the period that they were outstanding. Income and share information for the three months ended December 31, 1999 follows:

(in thousands, except per share data)

Net income.............................................  $         569
Less: preferred stock dividends........................             --
                                                         -------------
Income available to shareholders.......................  $         569
                                                         =============

                             Dates                                       Shares            Fraction              Weighted
                          Outstanding                                 Outstanding          of Period          Average Shares
                          -----------                                 -----------          ---------          --------------

October 1, 1999...................................................                                                     3,043
Shares repurchased during the period..............................        --                  --                          --
Stock options exercised during the period.........................        --                  --                          --
                                                                                                              --------------
Weighted average shares...........................................                                                     3,043
                                                                                                              ==============

Basic earnings per share..........................................                                            $          .19
                                                                                                              ==============




                                    7 of 18

Income and share information for the three months ended December 31, 1998 follows:

(in thousands, except per share data)

Net income..................................................  $        702
Less: preferred stock dividends.............................            --
                                                              ------------
Income available to shareholders............................  $        702
                                                              ============

                             Dates                                       Shares            Fraction            Weighted
                          Outstanding                                 Outstanding          of Period        Average Shares
                          -----------                                 -----------          ---------        --------------
October 1, 1998.............................................                                                          3,100
Shares repurchased during the period........................              (14)              74/92                       (11)
Stock options exercised during the period...................               --                 --                         --
                                                                                                           -----------------
Weighted average shares.....................................                                                           3,089
                                                                                                           =================

Basic earnings per share....................................                                               $             .23
                                                                                                           =================


Income and share information for the six months ended December 31, 1999 follows:

(in thousands, except per share data)

Net income..................................................  $            943
Less: preferred stock dividends.............................                --
                                                              ----------------
Income available to shareholders............................  $            943
                                                              ================

                             Dates                                       Shares            Fraction              Weighted
                          Outstanding                                 Outstanding          of Period          Average Shares
                          -----------                                 -----------          ---------          --------------
July 1, 1999.................................................                                                      3,046
Shares repurchased during the period.........................             (3)              154/184                    (2)
Stock options exercised during the period....................             --                  --                      --
                                                                                                         ---------------
Weighted average shares......................................                                                      3,044
                                                                                                         ===============

Basic earnings per share.....................................                                            $           .31
                                                                                                         ===============













                                    8 of 18

Income and share information for the six months ended December 31, 1998 follows:

(in thousands, except per share data)

Net income..................................................... $         984
Less: preferred stock dividends................................            --
                                                                -------------
Income available to shareholders............................... $         984
                                                                =============

                             Dates                                       Shares            Fraction          Weighted
                          Outstanding                                 Outstanding          of Period      Average Shares
                          -----------                                 -----------          ---------      --------------
July 1, 1998..................................................                                                       3,180
Shares repurchased during the period..........................           (105)             98/184                      (56)
Stock options exercised during the period.....................              3             140/184                        2
                                                                                                         -----------------
Weighted average shares.......................................                                                       3,126
                                                                                                         =================

Basic earnings per share......................................                                           $             .31
                                                                                                         =================


DILUTED EARNINGS PER SHARE COMPUTATION:

The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential shares had been issued. Potential shares consist of dilutive stock options using the treasury stock method.

(in thousands, except per share data)

                                                  For the three months ended   For the six months ended
                                                       December 31, 1999           December 31, 1999
                                                       -----------------          ------------------
Income available to shareholders.....................   $          569            $        943
Plus: Preferred stock dividends......................               --                      --
                                                        ==============            ------------
Income available to shareholders....................    $          569            $        943
                                                        ==============            ============

Weighted average shares.............................             3,043                   3,044
Dilutive potential shares (stock options)...........                 1                      --
                                                        --------------            ------------
Adjusted weighted average shares....................             3,044                   3,044
                                                        ==============            ============

Diluted earnings per share..........................    $          .19            $        .31
                                                        ==============            ============



Options to purchase an additional 432,179 and 432,179 shares of common stock at a weighted average price of $7.85 and $7.37 per share were outstanding during the three and six months ended December 31, 1999, respectively, which were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during the periods.





                                    9 of 18

(in thousands, except per share data)

                                                     For the three months ended    For the six months ended
                                                         December 31, 1998            December 31, 1998
                                                     ---------------------------   ------------------------
Income available to shareholders....................    $                702       $                    984
Plus: Preferred stock dividends.....................                      --                             --
                                                        --------------------       ------------------------
Income available to shareholders....................    $                702       $                    984
                                                        ====================       ========================

Weighted average shares.............................                   3,089                          3,126
Dilutive potential shares (stock options)...........                      15                             29
                                                        --------------------       ------------------------
Adjusted weighted average shares....................                   3,104                          3,155
                                                        ====================       ========================

Diluted earnings per share..........................    $                .23       $                    .31
                                                        ====================       ========================


Options to purchase an additional 282,000 and 145,000 shares of common stock at a weighted average price of $10.12 and $10.77 per share were outstanding during the three and six months ended December 31, 1998, respectively, which were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during the periods.

4.  NEW PRONOUNCEMENTS

There have been no new pronouncements issued which have not already been implemented by the Company which management believes would have a material impact on the financial statements.






















                                    10 of 18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following table sets forth, for the three-month periods indicated, the percentages which certain components of the condensed consolidated statements of income bear to net sales and the percentage of change of such components from the same period of the prior year.

                                                                                         Three Months Ended
                                                                         ----------------------------------------------------
                                                                             12/31/99          12/31/98          % Change
                                                                         ----------------- -----------------  ---------------
Net sales...................................................................    100.0%            100.0%             6.6%
Cost of goods sold..........................................................     49.0              47.8              9.2
                                                                              --------           --------
       GROSS PROFIT.........................................................     51.0              52.2              4.2

Selling, general and administrative expenses................................     32.2              32.0              7.0
Research and development expenses...........................................      8.9               9.2              3.7
                                                                              --------           --------
       INCOME FROM OPERATIONS...............................................      9.9              11.0             (3.9)

Investment income...........................................................      1.5               1.3             29.9
Other expenses, net.........................................................     (2.2)             (0.4)           571.0
                                                                              --------           --------
       INCOME BEFORE INCOME TAXES...........................................      9.2              11.9            (17.9)

Provision for income taxes..................................................      2.9               3.6            (15.5)
                                                                              --------           --------
       NET INCOME...........................................................      6.3%              8.3%           (18.9)
                                                                              ========           ========


RESULTS OF OPERATIONS - THREE MONTHS ENDED DECEMBER 31, 1999

Net sales for the second quarter of fiscal 2000 increased by 7%, compared with the second quarter of fiscal 1999, primarily due to increased demand in the Asian and, to a lesser extent, the U.S. markets. These gains were partially offset by lagging sales and margins in Europe as a result of a stronger dollar. Management expects continued softness in the European sales. Foreign sales as a percent of total sales increased from 47% in the second quarter of fiscal 1999 to 48% in the current year period.

Gross profit margins declined from 52.2% in the second quarter of fiscal 1999 to 51.0% in the second quarter of fiscal 2000, primarily due to product warranty issues related to new product launches, as well as reduced profit from the foreign subsidiaries caused by the strengthening of the dollar. Management expects the margin pressure to continue for the next quarter after which time warranty expenses should decline to historical levels.

Selling, general and administrative expenses increased 7% compared to the second quarter of fiscal 1999, primarily due to increases in incentive compensation and distributor commissions resulting from increased sales. The 3.7% increase in research and development expense reflects the Company's continued commitment to new product development. Management expects research and development expenses to remain between 8% and 10% of net sales for the foreseeable future.

Investment income increased 30.8% for the second quarter of fiscal 2000 as compared with the prior year period as average cash and investment balances increased due to a suspension of the stock repurchase program while a Special Committee of the Board of Directors assessed an offer to acquire the Company and other strategic alternatives. The expenses associated with this assessment process caused the other expenses for the quarter to rise from $41,000 to $237,000 as compared with the second quarter of fiscal 2000.

The Company's effective tax rate was 31.4% for the second quarter of fiscal 2000 which approximates the fiscal 1999 tax rate.



                                    11 of 18

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

                                                                                          Six Months Ended
                                                                         ----------------------------------------------------
                                                                             12/31/99          12/31/98          % Change
                                                                         ----------------- -----------------  ---------------
Net sales...................................................................    100.0%            100.0%          5.1%
Cost of goods sold..........................................................     48.4              48.4           5.2
                                                                              ---------          --------
       GROSS PROFIT.........................................................     51.6              51.6           5.0

Selling, general and administrative expenses................................     33.8              34.0           4.6
Research and development expenses...........................................      9.4               9.6           2.7
                                                                              ---------          --------
       INCOME FROM OPERATIONS...............................................      8.4               8.0           9.8

Investment income...........................................................      1.4               1.4           11.3
Other expenses, net.........................................................     (1.5)             (0.3)         478.0
                                                                              ---------          --------
       INCOME BEFORE INCOME TAXES...........................................      8.3               9.1           (3.4)

Provision for income taxes..................................................      2.6               2.8           (1.8)
                                                                              ---------          --------
       NET INCOME...........................................................      5.7%              6.3%          (4.2)
                                                                              =========          ========


RESULTS OF OPERATIONS - SIX MONTHS ENDED DECEMBER 31, 1999

The increase in total sales for the first six months of fiscal 2000 compared with the prior year period was primarily due to increased sales in the U.S. The percentage increase in U.S. sales was partially offset by slower growth in the foreign sales as improvements noted in Asia have been softened by declines in Europe and Latin America. Foreign sales as a percent of total sales decreased to 43% in the first six months of fiscal 2000 from 45% in the same period of the prior year.

Gross profit margins were flat at 51.6% for the two six month period as gains obtained in the first quarter of fiscal 2000 were offset by factors described above for the quarter ended December 31, 1999.

Selling, general and administrative expenses were 4.6% above the six months ended December 31,1999 compared to the prior year period because of the favorable impact from a settlement of litigation initiated to establish the validity of a patent for our microwave digestion system that occurred in the year earlier period. In addition, the increase in revenue created a corresponding increase in incentive compensation and distributor commissions, which was partially offset by improved operating efficiencies. Research and development expense was consistent with the prior year period.

Investment income and other expense changes as compared with the prior year period are due to the factors described for the quarter ended December 31, 1999.

The Company's effective tax was 31.5% for the first six months of fiscal 2000 which approximates the fiscal 1999 tax rate.




                                    12 of 18

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

FINANCIAL CONDITION

In the first half of fiscal 2000, the Company generated cash from operations of approximately $2.2 million, including $0.9 million in net income. Some improvements have been made in accounts receivable collections and management of inventory balances. Management believes that working capital, planned capital expenditures, and debt servicing can be funded on a current basis with cash on hand and cash generated from operations.

EURO CURRENCY ISSUES

Effective January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing currencies and one common currency (the "euro"). The euro trades on currency exchanges and is used in business transactions. Beginning in January, 2002, bills and coins denominated in the euro will be issued and existing currencies will be withdrawn from circulation. The Company's foreign subsidiaries do not expect to transact a material portion of their business in the euro until fiscal 2001. Also, the Company's foreign subsidiaries are not yet required to prepare reports to local regulatory agencies using the euro. Management expects that IT systems used by the Company's foreign subsidiaries will be repaired or replaced in a timely manner to facilitate business transactions and reporting to local government agencies. Costs to repair and/or replace IT systems are not expected to exceed $50,000.

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



                                    13 of 18

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

                   Information about the Company's exposure to market risk was disclosed in its 1999 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on September 27, 1999. There have been no material quantitative changes in market risk exposures since the date of that filing.

PART II. OTHER INFORMATION

ITEMS 1, 2, and 3 are not applicable and are omitted.

ITEM 4. Submission of Matters to a Vote of Security Holders

                The Registrant's Annual Meeting of Shareholders scheduled for November 4, 1999 was postponed indefinitely, pending a Special Committee review of Michael J. Collins' offer to purchase all of the Company's outstanding shares as well as other strategic alternatives to maximize shareholder value. See ITEM 5 below.

ITEM 5. Other Information

                On December 29, 1999 the Company announced that it had entered into a merger agreement (Exhibit 10.7 hereto) with Michael J. Collins, the Company's Chief Executive Officer and President, pursuant to which Mr. Collins would acquire all of the Company's outstanding shares not owned by him at a price of $11.15 per share in cash.

                A Special Committee of the Board of Directors, which was appointed to consider the transaction and assess other strategic alternatives, received the opinion of Brookwood Associates, Inc., its financial advisor, dated as of December 29, 1999, that, subject to the assumptions and limitations set forth in its opinion, the $11.15 per share cash consideration to be received by the shareholders of the Company (other than Mr. Collins and his affiliate) pursuant to the merger is fair from a financial point of view to such shareholders.

                The transaction is subject to approval by the Company's shareholders and to certain other customary conditions. The Company currently believes that the shareholder vote and the closing of the transaction (if approved by the shareholders) could occur early in the Company's fourth fiscal quarter (the second calendar quarter).

                The transaction is not subject to any financing contingency. Mr. Collins has accepted a commitment from Bank of America Commercial Finance Corporation to provide the necessary financing.

                The affirmative vote of holders of 66 2/3% of the Company's outstanding common stock is needed to approve the transaction. Mr. Collins beneficially owns in excess of 15% of the outstanding common stock of the Company.

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



                                    14 of 18

ITEM 6.   Exhibits and Reports on Form 8-K





              10.3          *     CEM Corporation 1987 Stock Option Plan, as amended.(1)
              10.4          *     CEM Corporation 1993 Management Equity Plan, incorporated herein by reference to the
                                      Company's Registration Statement on Form S-8 (File No. 33-75368).
              10.5          *     CEM Corporation Management Incentive Compensation Plan(2).
              10.6                CEM Corporation 1993 Nonqualified Stock Option Plan for Non-Employee Directors,
                                      incorporated herein by reference to the Company's Registration Statement on Form
                                      S-8 (File No. 33-75366).
              10.7                Agreement and Plan of Merger dated December 29, 1999 among Michael J. Collins, MJC Acquisition
                                      Corporation and CEM Corporation, incorporated by reference to the Schedule 13D/A
                                      (Amendment No. 2) filed by Michael J. Collins on January 4, 2000, and Exhibit 1 thereto.

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


             (b) Reports on Form 8-K:

                 No Reports on Form 8-K were filed during the quarter ended December 31, 1999.















                                    15 of 18

                                 CEM CORPORATION
                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 10, 2000                       CEM CORPORATION

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



























                                    16 of 18

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.


                                    EXHIBITS


                                    ITEM 6(a)


                          Quarterly Report on Form 10-Q



For the quarter ended December 31, 1999        Commission File Number: 0-15383


                                 CEM CORPORATION
                                  EXHIBIT INDEX



Exhibit Number:      Exhibit Description
---------------      -------------------

27                   Financial Data Schedule (filed in electronic format only)




























                                    17 of 18