Form 10-Q
period 2000-03-31
CEM CORP
filed 2000-04-27
CIK 793933

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO_________


Commission File Number: 0-15383


                                CEM CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           North Carolina                               56-1019741
----------------------------------------    -----------------------------------
       (State of Incorporation)             (I.R.S. Employer Identification No.)

   3100 Smith Farm Road, Matthews, NC                      28104
----------------------------------------    -----------------------------------
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


3,062,427 shares of the issuer's $.05 par value common stock, its only class of common stock, were outstanding as of April 27, 2000.



                                    1 of 18

PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial statements


CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Quarter Ended March 31, 2000
CEM Corporation
Matthews, North Carolina


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


                                    2 of 18

                                CEM CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 2000 AND JUNE 30, 1999


(in thousands)                                                           (unaudited)
                                                                        March 31, 2000       June 30, 1999
                                                                        --------------       -------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ....................................        $     11,736         $      2,865
   Short-term investments .......................................                  --                6,262
   Trade receivables, net .......................................               5,893                6,634
   Inventories, net .............................................               5,001                5,335
   Deferred taxes and other .....................................                 664                  964
                                                                         ------------         ------------
      Total current assets ......................................              23,294               22,060

LONG-TERM INVESTMENTS ...........................................                 546                  476

PROPERTY, PLANT AND EQUIPMENT, NET ..............................               4,509                4,984

OTHER ASSETS ....................................................               1,277                1,036
                                                                         ------------         ------------

                                                                         $     29,626         $     28,556
                                                                         ============         ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable and current maturities of long-term debt .......        $          8         $      1,066
   Accounts payable and accrued expenses ........................               3,158                2,874
   Deferred income ..............................................               1,615                1,402
   Income taxes payable .........................................                 897                  819
                                                                         ------------         ------------
      Total current liabilities .................................               5,678                6,161

LONG-TERM DEBT, NET OF CURRENT MATURITIES .......................                 318                  173

DEFERRED TAXES ..................................................                 127                  127

SHAREHOLDERS' EQUITY:
   Common stock .................................................                 153                  152
   Additional paid-in capital ...................................                 194                   --
   Retained earnings ............................................              23,788               22,422
   Accumulated other comprehensive loss .........................                (632)                (479)
                                                                         ------------         ------------
     Total shareholders' equity .................................              23,503               22,095
                                                                         ------------         ------------

                                                                         $     29,626         $     28,556
                                                                         ============         ============

See accompanying notes to condensed consolidated financial statements.


                                    3 of 18

                                CEM CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

(in thousands, except per share data)

                                                                             2000                  1999
                                                                         ------------         ------------
Net sales .......................................................        $      8,222         $      7,537
Cost of goods sold ..............................................               3,804                3,526
                                                                         ------------         ------------
    Gross profit ................................................               4,418                4,011

Selling, general and administrative expenses ....................               2,957                2,751
Research and development expenses ...............................                 765                  835
                                                                         ------------         ------------
    Income from operations ......................................                 696                  425

Investment income ...............................................                 134                  101
Other expenses, net .............................................                (183)                 (37)
                                                                         ------------         ------------
    Income before income taxes ..................................                 647                  489

Provision for income taxes ......................................                 205                  162
                                                                         ------------         ------------
    Net income ..................................................                 442                  327

Foreign Currency Translation ....................................                 (87)                 219
                                                                         ------------         ------------
    Comprehensive Income ........................................        $        355         $        546
                                                                         ============         ============

Net Income Per Share:

    Basic .......................................................        $        .14         $        .11
                                                                         ============         ============

    Diluted .....................................................        $        .14         $        .11
                                                                         ============         ============

Average Shares Outstanding:

    Basic .......................................................               3,062                3,075
                                                                         ============         ============

    Diluted .....................................................               3,063                3,075
                                                                         ============         ============


See accompanying notes to condensed consolidated financial statements.


                                    4 of 18

                                CEM CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)


(in thousands, except per share data)

                                                                             2000                 1999
                                                                         ------------         ------------
Net sales .......................................................        $     24,663         $     23,180
Cost of goods sold ..............................................              11,766               11,098
                                                                         ------------         ------------
    Gross profit ................................................              12,897               12,082

Selling, general and administrative expenses ....................               8,513                8,062
Research and development expenses ...............................               2,311                2,341
                                                                         ------------         ------------
    Income from operations ......................................               2,073                1,679

Investment income ...............................................                 370                  313
Other expenses, net .............................................                (421)                 (78)
                                                                         ------------         ------------
    Income before income taxes ..................................               2,022                1,914

Provision for income taxes ......................................                 638                  603
                                                                         ------------         ------------
    Net income ..................................................               1,384                1,311

Foreign Currency Translation ....................................                (152)                 389
                                                                         ------------         ------------
    Comprehensive Income ........................................        $      1,232         $      1,700
                                                                         ============         ============

Net Income Per Share:

    Basic .......................................................        $        .45         $        .42
                                                                         ============         ============

    Diluted .....................................................        $        .45         $        .42
                                                                         ============         ============

Average Shares Outstanding:

     Basic ......................................................               3,050                3,107
                                                                         ============         ============

     Diluted ....................................................               3,094                3,122
                                                                         ============         ============


See accompanying notes to condensed consolidated financial statements.


                                    5 of 18

                                CEM CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                  (UNAUDITED)

(in thousands)

                                                                             2000                  1999
                                                                         ------------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES .......................        $      4,444         $      2,210
                                                                         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Sale of available-for-sale investments ......................               6,200                   --
    Investment in affiliate .....................................                 (38)                 (38)
    Acquisition of intangibles ..................................                (130)                (100)
    Capital expenditures ........................................                (613)                (841)
                                                                         ------------         ------------
           Net cash used in investing activities ................               5,419                 (979)
                                                                         ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payment of notes payable ....................................              (1,000)                 (94)
    Exercising of options .......................................                 213                   --
    Proceeds from issuance of common stock ......................                  --                   21
    Repurchase of common stock ..................................                 (19)              (1,312)
                                                                         ------------         ------------
           Net cash used in financing activities ................                (806)              (1,385)
                                                                         ------------         ------------

EFFECTS OF EXCHANGE RATES ON CASH ...............................                (186)                   5
                                                                         ------------         ------------

Net increase(decrease) in cash and cash equivalents .............               8,871                 (149)
Cash and cash equivalents at beginning of period ................               2,865                2,963
                                                                         ------------         ------------

Cash and cash equivalents at end of period ......................        $     11,736         $      2,814
                                                                         ============         ============


See accompanying notes to condensed consolidated financial statements.


                                    6 of 18

                                CEM CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. The result of operations for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000.

The Company engages in one line of business defined as the development, manufacture, sale and service of microwave-based instrumentation for testing, analysis and process control in analytical laboratory and industrial markets. The Company considers this to be one industry segment for financial reporting purposes.

2.  INVENTORIES

The components of inventories at current cost at March 31, 2000 and June 30, 1999 are as follows:

(in thousands)

                                                                           March 31              June 30
                                                                         ------------         ------------
Parts and raw materials .........................................        $      2,533         $      3,233
Work-in-process and finished goods ..............................               2,468                2,102
                                                                         ------------         ------------
                                                                         $      5,001         $      5,335
                                                                         ============         ============


3.  NET INCOME PER COMMON SHARE

Basic Earnings Per Share Computation:
The computation of basic earnings per share is computed by dividing income available to shareholders by the weighted average number of shares outstanding during the period. Shares issued during the period and shares repurchased by the Company during the period are weighted for the portion of the period that they were outstanding. Income and share information for the three months ended March 31, 2000 follows:

(in thousands, except per share data)

Net income ..................................................................                         $        442
Less: preferred stock dividends .............................................                                   --
                                                                                                      ------------
Income available to shareholders ............................................                         $        442
                                                                                                      ============

                             Dates                                Shares           Fraction             Weighted
                          Outstanding                          Outstanding         of Period         Average Shares
                          -----------                          -----------         ---------         --------------
January 1, 2000 ..................................                                                           3,043
Shares repurchased during the period .............                  --                  --                      --
Stock options exercised during the period ........                  19               90/90                      19
                                                                                                      ------------
Weighted average shares ..........................                                                           3,062
                                                                                                      ============

Basic earnings per share .........................                                                    $        .14
                                                                                                      ============


                                    7 of 18

Income and share information for the three months ended March 31, 1999 follows:

(in thousands, except per share data)


Net income ..................................................................                         $        327
Less: preferred stock dividends .............................................                                   --
                                                                                                      ------------
Income available to shareholders ............................................                         $        327
                                                                                                      ============

                             Dates                                Shares           Fraction             Weighted
                          Outstanding                          Outstanding         of Period         Average Shares
                          -----------                          -----------         ---------         --------------
January 1, 1999 ..................................                                                           3,079
Shares repurchased during the period .............                 (16)              23/90                      (4)
Stock options exercised during the period ........                  --                  --                      --
                                                                                                      ------------
Weighted average shares ..........................                                                           3,075
                                                                                                      ============

Basic earnings per share .........................                                                    $        .11
                                                                                                      ============


Income and share information for the nine months ended March 31, 2000 follows:

(in thousands, except per share data)


Net income ..................................................................                         $      1,384
Less: preferred stock dividends .............................................                                   --
                                                                                                      ------------
Income available to shareholders ............................................                         $      1,384
                                                                                                      ============

                             Dates                                Shares           Fraction             Weighted
                          Outstanding                          Outstanding         of Period         Average Shares
                          -----------                          -----------         ---------         --------------
July 1, 1999 .....................................                                                           3,046
Shares repurchased during the period .............                  (3)            244/274                      (2)
Stock options exercised during the period ........                  19              90/274                       6
                                                                                                      ------------
Weighted average shares ..........................                                                           3,050
                                                                                                      ============

Basic earnings per share .........................                                                    $        .45
                                                                                                      ============


                                    8 of 18

Income and share information for the nine months ended March 31, 1999 follows:

(in thousands, except per share data)


Net income ..................................................................                         $      1,311
Less: preferred stock dividends .............................................                                   --
                                                                                                      ------------
Income available to shareholders ............................................                         $      1,311
                                                                                                      ============

                             Dates                                Shares           Fraction             Weighted
                          Outstanding                          Outstanding         of Period         Average Shares
                          -----------                          -----------         ---------         --------------
July 1, 1998 .....................................                                                           3,180
Shares repurchased during the period .............                (121)            170/274                     (75)
Stock options exercised during the period ........                   3             183/274                       2
                                                                                                      ------------
Weighted average shares ..........................                                                           3,107
                                                                                                      ============

Basic earnings per share .........................                                                             .42
                                                                                                      ============


Diluted Earnings Per Share Computation:
The computation of diluted earnings per share is similar to the computation of basic earnings per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the dilutive potential shares had been issued. Potential shares consist of dilutive stock options using the treasury stock method.


(in thousands, except per share data)

                                                                      For the three months ended        For the nine months
                                                                             March 31, 2000             ended March 31, 2000
                                                                      --------------------------        --------------------
Income available to shareholders ................................            $          442                $        1,384
Plus: Preferred stock dividends .................................                        --                            --
                                                                             --------------                --------------
Income available to shareholders ................................            $          442                $        1,384
                                                                             ==============                ==============

Weighted average shares .........................................                     3,062                         3,050
Dilutive potential shares (stock options) .......................                         1                            44
                                                                             --------------                --------------
Adjusted weighted average shares ................................                     3,063                         3,094
                                                                             ==============                ==============
Diluted earnings per share ......................................            $          .14                $          .45
                                                                             ==============                ==============


Options to purchase an additional 386,670 and 386,670 shares of common stock at a weighted average price of $10.56 and $8.43 per share were outstanding during the three and nine months ended March 31, 2000, respectively, which were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during the periods.


                                    9 of 18

(in thousands, except per share data)

                                                                      For the three months ended        For the nine months
                                                                             March 31, 1999             ended March 31, 1999
                                                                      --------------------------        --------------------
Income available to shareholders ................................            $          327                $        1,311
Plus: Preferred stock dividends .................................                        --                            --
                                                                             --------------                --------------
Income available to shareholders ................................            $          327                $        1,311
                                                                             ==============                ==============

Weighted average shares .........................................                     3,075                         3,107
Dilutive potential shares (stock options) .......................                        --                            15
                                                                             --------------                --------------
Adjusted weighted average shares ................................                     3,075                         3,122
                                                                             ==============                ==============

Diluted earnings per share ......................................            $          .11                $          .42
                                                                             ==============                ==============


Options to purchase an additional 425,503 and 249,448 shares of common stock at a weighted average price of $8.78 and $10.11 per share were outstanding during the three and nine months ended March 31, 1999, respectively, which were not included in the computation of diluted earnings per share because the option exercise prices were greater than the average market price of the common shares during the periods.


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

                                                                         Three Months Ended
                                                            ------------------------------------------
                                                             3/31/00          3/31/99         % Change
                                                            --------         --------         --------
Net sales ..........................................           100.0            100.0              9.1
Cost of goods sold .................................            46.3             46.8              7.9
                                                            --------         --------
       GROSS PROFIT ................................            53.7             53.2             10.1

Selling, general and administrative expenses .......            36.0             36.5              7.5
Research and development expenses ..................             9.3             11.1             (8.4)
                                                            --------         --------
       INCOME FROM OPERATIONS ......................             8.4              5.6             63.8

Investment income ..................................             1.6              1.3             32.7
Other expenses, net ................................            (2.2)            (0.5)           494.6
                                                            --------         --------
       INCOME BEFORE INCOME TAXES ..................             7.8              6.4             32.3

Provision for income taxes .........................             2.5              2.1             26.5
                                                            --------         --------
       NET INCOME ..................................             5.3              4.3             35.2
                                                            ========         ========


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000

Net sales for the third quarter of fiscal 2000 increased by 9.1%, compared with the third quarter of fiscal 1999, primarily due to increased demand in the Asian and U.S. markets. These gains were partially offset by lagging sales in Europe as a result of a stronger dollar. Management expects continued softness in the European sales. Foreign sales as a percent of total sales remained flat at 42% in comparison to the third quarter of fiscal 1999.

Gross profit margins increased from 53.2% in the third quarter of fiscal 1999 to 53.7% in the third quarter of fiscal 2000, primarily due to increased production efficiencies related to higher sales. Management expects the margin to improve slightly as warranty costs associated with new products launched during the 1999 fiscal year begin to decline as product adjustments and service calls continue to resolve initial performance difficulties with the products.

Selling, general and administrative expenses increased 7.5% compared to the third quarter of fiscal 1999, primarily due to increases in incentive compensation ($40,000) and distributor commissions ($105,000) resulting from increased sales. The 8.4% decrease in research and development expenses relates to major project completion being at a lower level than the prior comparable quarter. Management expects research and development expenses to remain between 8% and 10% of net sales for the foreseeable future.

Investment income increased 32.7% for the third quarter of fiscal 2000 as compared with the prior year period as average cash and investment balances increased due to a suspension of the stock repurchase program while a Special Committee of the Board of Directors assessed an offer to acquire the Company and other strategic alternatives. The expenses associated with this assessment process caused the other expenses for the quarter to rise from $9,000 to $159,000 as compared with the third quarter of fiscal 2000.

The Company's effective tax rate was 31.7% for the third quarter of fiscal 2000, which approximates the fiscal 1999 tax rate.


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

                                                                         Nine Months Ended
                                                            ------------------------------------------
                                                             3/31/00          3/31/99         % Change
                                                            --------         --------         --------
Net sales ..........................................           100.0            100.0              6.4
Cost of goods sold .................................            47.7             47.9              6.0
                                                            --------         --------
       GROSS PROFIT ................................            52.3             52.1              6.7

Selling, general and administrative expenses .......            34.5             34.8              5.6
Research and development expenses ..................             9.4             10.1             (1.3)
                                                            --------         --------
       INCOME FROM OPERATIONS ......................             8.4              7.2             23.5

Investment income ..................................             1.5              1.4             18.2
Other expenses, net ................................            (1.7)            (0.3)           439.7
                                                            --------         --------
       INCOME BEFORE INCOME TAXES ..................             8.2              8.3              5.6

Provision for income taxes .........................             2.6              2.6              5.8
                                                            --------         --------
       NET INCOME ..................................             5.6              5.7              5.6
                                                            ========         ========


RESULTS OF OPERATIONS - NINE MONTHS ENDED MARCH 31, 2000

The increase in total sales for the first nine months of fiscal 2000 compared with the prior year period was primarily due to increased sales in the U.S. The percentage increase in U.S. sales was partially offset by slower growth in the foreign sales as improvements noted in Asia have been softened by declines in Europe and Latin America. Foreign sales as a percent of total sales remained flat at 43% in the first nine months of fiscal 2000 in comparison to the same period of the prior year.

Gross profit margins were flat at 52% for the two nine-month periods.

Selling, general and administrative expenses for the nine months ended March 31, 2000 were 5.6% higher as compared to the prior year period. This unfavorable comparison was due to a $150,000 settlement of litigation initiated to establish the validity of a patent for our microwave digestion system that had occurred in the prior year period. In addition, the increase in revenue created a corresponding increase in incentive compensation ($100,000) and distributor commissions ($180,000). Research and development expenses were consistent with the prior year period.

Investment income and other expense changes as compared with the prior year period are due to the factors described for the quarter ended March 31, 2000.

The Company's effective tax was 31.5% for the first nine months of fiscal 2000, which approximates the fiscal 1999 tax rate.


                                   12 of 18

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

Financial Condition

In the first nine months of fiscal 2000, the Company generated cash from operations of approximately $3.4 million, including $1.4 million in net income. In anticipation of completion of the pending merger, of the Company, in the fourth quarter short-term investments have not been renewed. In addition, the current maturity of long-term debt in the amount of two million Deutsche Marcs became due and was paid utilizing the proceeds from a Deutsche Marc investment that matured in the third quarter. Some improvements have been made in accounts receivable collections and management of inventory balances. Management believes that working capital, planned capital expenditures, and debt servicing can be funded on a current basis with cash on hand and cash generated from operations.

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

               The transaction is subject to approval by the Company's shareholders and to certain other customary conditions. The Company currently believes that the shareholder vote and the closing of the transaction (if approved by the shareholders) could occur in the Company's fourth fiscal quarter (the second calendar quarter).

               The transaction is not subject to any financing contingency. Mr. Collins has accepted a commitment from Banc of America Commercial Finance Corporation to provide the necessary financing.

               The affirmative vote of holders of 66 2/3% of the Company's outstanding common stock is needed to approve the transaction. Mr. Collins beneficially owns approximately 15% of the outstanding common stock of the Company.

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


      (b) Reports on Form 8-K:

           No Reports on Form 8-K were filed during the quarter ended March 31, 2000.


                                   15 of 18

                                CEM CORPORATION
                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934 , the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: April 27, 2000                            CEM CORPORATION

                                                BY: /s/ Richard N. Decker
                                                   ----------------------------
                                                    Richard N. Decker
                                                      Secretary, Treasurer and
                                                       Chief Financial Officer


                                   16 of 18

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                    EXHIBITS

                                   ITEM 6(a)

                         Quarterly Report on Form 10-Q


For the quarter ended March 31, 2000           Commission File Number: 0-15383


                                CEM CORPORATION
                                 EXHIBIT INDEX

Exhibit Number:      Exhibit Description
---------------      -------------------

27                   Financial Data Schedule (filed in electronic format only)


                                   17 of 18